Form 10-Q
period 2017-03-31
Crona Corp.
filed 2017-05-03
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-216180

CRONA CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	35-2574778 (IRS Employer Identification Number)

Street: Strada Jean-Louis Calderon 31

City: Bucharest

ZIP: 030167

Country: Romania

+ 40371700107

management@corpcrona.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of March 31, 2017.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Crona Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Crona Corp.

BALANCE SHEET

March 31, 2017 and December 31, 2016

ASSETS
Current Assets	March 31, 2017 (Unaudited)	December 31, 2016
Cash and cash equivalents	$786	214
Prepaid expenses	775	1,613
Total Current Assets	1,561	1,827

Fixed Assets
Equipment, net	4,607	4,850
Total Fixed Assets	4,607	4,850

Total Assets	$6,168	6,677

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Related party loan	$8,300	2,600
Total Current Liabilities	8,300	2,600

Total Liabilities	8,300	2,600

Commitments and Contingencies (Note 6)

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	-	-
Accumulated deficit	(7,132)	(923)
Total Stockholder’s Deficit/Equity	(2,132)	4,077

Total Liabilities and Stockholder’s Equity	$6,168	6,677

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF OPERATIONS

Three months ended March 31, 2017

UNAUDITED

Three months ended March 31, 2017
REVENUES	$1,500
Gross Profit	1,500

OPERATING EXPENSES
General and Administrative Expenses	7,709
TOTAL OPERATING EXPENSES	7,709

NET LOSS FROM OPERATIONS	(6,209)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(6,209)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF CASH FLOWS

Three months ended March 31, 2017

UNAUDITED

Three months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,209)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	243
Decrease in prepaid expenses	838
CASH FLOWS FROM OPERATING ACTIVITIES	(5,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-
CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	5,700
Proceeds from the issuance of common stock	-
CASH FLOWS FROM FINANCING ACTIVITIES	5,700

NET CHANGE IN CASH	572

Cash, beginning of period	214

Cash, end of period	$786

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp.  (“the Company”) was incorporated in the State of Nevada on October 6, 2016. Crona Corp. was established for the purpose of quality sound recording needs. The Company is located in Romania. Office address is C. A. Rosetti 15, Bucharest, 30167, Romania.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of March 31, 2017.  The Company currently has losses of $6,209 and $923 for the three months ended March 31, 2017 and the period from inception (October 6, 2016) to December 31, 2016 respectively and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP. The Company’s year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Equipment

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment is depreciated using the straight-line method over 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to March 31, 2017, the Company has generated $1,500 revenue.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – PROPERTY AND EQUIPMENT, NET

March 31, 2017
Equipment	$4,850
Total, cost	4,850 (243)
Accumulated Depreciation
Equipment, net	$4,607

Note 5 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $8,300. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The future minimum lease payments under this lease are $2,475 during 2017. For the three months ended March 31, 2017 rent expenses was $675.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2017, the Company had net operating loss carry forwards of approximately $7,132 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2017 was approximately $2,425. The net change in valuation allowance for the three months ended March 31, 2017 was $2,111. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2017. All tax years since inception remains open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2017

The provision for Federal income tax consists of the following:

	As of March 31, 2017	As of December 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(2,425)	(314)
Valuation allowance	$2,425	314
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended March 31, 2017 as follows:

	As of March 31, 2017	As of December 31, 2016
Computed “expected” tax expense (benefit)	$(2,111)	(314)
Change in valuation allowance	$2,111	314
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2017 to May 3, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Brief description of Crona Corp, for last five years

On October 6, 2016, the Company was incorporated under the laws of the State of Nevada. We are engaged in recording services business.

Andrei Gurduiala has served as our President, Treasurer and as a Director, from October 6, 2016, until the current date. Our board of directors is comprised of one person: Andrei Gurduiala.

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. On November 25, 2016, Andrei Gurduiala, our President and a Director purchased an aggregate of 5,000,000 shares of common stock at $0.001 per share, for aggregate proceeds of $5,000.

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. Crona Corp. since inception to the date of this filing has generated limited revenues of $1,500 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

From inception until the date of this filing we have had some operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, purchasing our equipment and entering into supplying agreement with our supplier Guangzhou Electronic Audio EQPT Co., Ltd. to this registration statement, of which this prospectus is a part, we also have leased three offices until the day of this filing and registered a webpage www.corpcrona.com and fill it in with basic initial information about us. We received our initial funding of $5,000 from our sole officer and director who purchased 5,000,000 shares of common stock at $0.001 per share. The Company has also generated limited revenues of $1,500 from providing recording service to its first customer.

Through the use of the newly purchased Crona’s facility, we can book as little as one hour or as many as 24 hours per day, allowing the business to focus on providing recording services for record labels, music producers, and recording artists. The facility and its equipment are rented on either an hourly, daily, weekly, or monthly basis as dictated by the clients’ needs. Our sole office and director will also serve as engineer, producer for our business and the Company will provide duplication services at competitive rates and according to the clients’ budgets.

In addition to studio and engineer/producer services, and in the course of ongoing business, it is customary in the recording industry that the Studio will occasionally enter into certain licensing agreements that will provide revenue over and above the rental and services income. There is no particular standard as to the frequency or amount of this revenue and it is negotiated on an individual basis. These licensing agreements can include, but are not limited to, production agreements, writer agreements, and performing agreements, all yielding a percentage of revenue earned through the exploitation of the product produced.

Our target markets are artists, organizers of various events and representatives of various industries of show business (TV, Cinema, Entertainment clubs).

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for service of music studio. There are several companies in Romania in our industry, such as: DAW.RO, INES Studios, Harmonix Recording Studio. The management believes that we can develop ourselves in the industry, once we attract customers and became profitable.

Licensing

From time to time the Company may enter into licensing agreements with music production and distribution companies. The Company currently has one licensing contract with GMK Co., a Romania corporation that licensed the music of singers, bands and music groups.

The license agreements may typically grant the production and distribution company rights to a music single or all of an act's music in a particular country or region with a term of three to fifteen years. The production or distribution company can then distribute the music in record or CD format, mp3, ring tone, or any other music media licensed in the agreement.

The Company will typically receive royalties of a negotiated percentage between 18% and 75% of sales of the production and Distribution Company’s published dealer price less certain packaging deductions. In addition, the Company may receive between 18% and 75% of net royalty receipts received by in the particular nation or region. In connection with the license agreement, the Company may receive a cash advance.

Crona Corp. is signed a Recording Studio Contact with NM & Mike J Production and currently in negotiations with potential customer World Music Ltd. companies, which is also interested in our service and we are planning to sing service contact with this company in the very near future, but there is no guarantee that we will reach agreements with this potential customer.

Crona Corp. has generated limited revenues of $1,500 for providing recording service to our first customer NM & Mike J Production. We are expecting to receive additional revenues from this customer in the nearest future. We have also singed additional service agreement with one additional customer Vent Event Romania. Crona expects to start working with this customer in May 2017. Our independent auditor has issued an audit opinion for our Company, which includes a statement expressing a doubt as to our ability to continue as a going concern.

We are a start-up company, which is in the sound recoding business. We intend to use the net proceeds from this offering to develop our business operations. To implement our plan of operations we require a minimum funding of $42,000 for the next twelve months. After twelve months period we may need additional financing.

If we do not generate any additional revenue we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements. Andrei Gurduiala, our President and a Director, has agreed to loan the Company funds, however, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company. The Company’s registration address is located at Strada Jean-Louis Calderon 31, Bucharest, 030167, Romania.

Our operations to date have been devoted primarily to start-up and development activities, which include:

•        Formation of the Company;

•        Development of our 12 month business plan;

•        Leasing a recording studio office, which is specially equipped;

•        Purchasing our recoding equipment;

•        Creation of our initial webpage;

•        Signing service agreements with our first customers.

INITIAL FOCUS OF OUR BUSINESS

Crona Corp. represents itself as recording studio. We are offering such service to producer and advertising companies and to personal customers at the moment where singers, bands, groups can organize, develop are record their unique sound, voice, self written songs, music.

We are in the early stages of developing our growing plan to offer a recording service in Romania. We believe that the fact that the city of Bucharest, where we are starting our business, is the capital of the country, and a lot of talented people and big companies are located there, it gives the Company more opportunities to succeed.

We currently have limited revenues and some operating history. The Company currently has one major customer to work with. We expect to get another customers and expand our service sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period following successful completion of our offering is to develop and establish our sound recording business by establishing our database of customers, developing our website, attempting to purchase additional equipment for our sound recording with prospective distributors of such equipment, engage in advertising and marketing activities and hire personal and sales service specialist.

Crona Corp. is signed a Recording Studio Contact with NM & Mike J Production and currently in negotiations with potential customer World Music Ltd. companies, which is also interested in our service and we are planning to sing service contact with this company in the very near future, but there is no guarantee that we will reach agreements with this potential customer.

STARTUP EQUIPMENT

We believe that a lot of talented people will be interested in our service. The Company has purchased initially needed equipment for the recording purposes, which is presented as following:

•        Sound System tp20000Q power amplifier 2100W* 4CH

•        Professional recording sound card USB audio interface Hot Roland AU-53

•        Sound Recording Microphone BM-680

•        Karaoke audio mixer player 4K Ultra

•        Mixer Large Sound Console LX9-20

•        Closed monitoring headphone

•        Professional Studio Broadcasting Recording Condenser Microphone Kit with Microphone stand- NM-650

•        Studio Monitor Speakers One Pair FMUSER FU-584 100W

•        2-Way Active Studio monitor Speaker- Hivi X3

•        Screen display stand desktop lift multi-screen- D7T Three

Crona Corp. is considering itself as a professional recording studio. We are distinguished by skillful use along with modern digital technology traditional analog devices. Music is our world so that we fully dedicate ourselves to make your sound recording perfect. Our current forces and equipment allow as to offer our future and existing customers qualified recording service.

OUR RECORDERS

Stand-alone digital multitrack recorders that have everything needed to built-in for recording, mixing, and producing music. Advantage digital multitrack recorders have over computer based mixing is that they force you to use your ears - when watching a computer screen its sometimes tempting to mix with your eyes.

OUR MIXERS

We provide a guide to studio mixing consoles at a later time. The audio mixer is literally the heart of every live performance, where all sounds converge to be processed and blended - and finally pumped out through the speakers. It is where major connections are routed to, and where important parameters are set including volume, EQ adjustments, balancing and many more.

MICROPHONES

We focus on top rated condenser and dynamic mics that are currently being used in professional studios. Note that while the main consideration is vocal recording, the mics we feature also work well with instruments, making them ideal additions to any studio.

COMPRESSORS

A compressor reduces the dynamic range of a signal - in other words it reduces the difference between the loudest and quietest levels. A limiter places an upper ceiling on the output level to prevent clipping - in the digital world clipping instantly becomes distortion.

MONITORS

When you need to work on your recorded music you need to hear exactly how it sounds, warts and all. Generally speaking, multimedia and hi-fi speakers are not suitable for the task because they tend to color the sound. This is where good studio monitors come in, they reproduce sound as transparently as possible, so you can make honest assessments and apply the right adjustments to your mix.

INSTRUMENTS

In the near future the Company is planning add additional instruments to our already purchased, such as Electric Guitar, Bass, Acoustic Guitar, Keyboards and Drums.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or the Romania will have a material impact on the way we conduct our business.

FACILITIES

We currently rent our physical property in Romania. Our current registration address is Strada Jean-Louis Calderon 31, Bucharest, 030167, Romania. Our leased office has been already equipped with a soundproof materials and it has a special room for the recording of sound, which has “affect it as a room in a room”. We believe that the studio also has been placed in a good location area because it is easy to find, has good parking, essential for bands with drum kits, and good transport links. Our leased office is located at Strada C. A. Rosetti 5, Bucharest 030167 Romania. Our telephone number is +40371700093. This location serves as our primary office for planning and implementing our business plan.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Andrei Gurduiala, is an independent contractor to the Company and currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Gurduiala plans to devote, as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Crona Corp.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation; Submit certain executive compensate on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2017:

Revenue and cost of goods sold

For the three months ended March 31, 2017 the Company generated total revenue of $1,500 from selling products to its customers.

Operating expenses

Total operating expenses for the three months ended March 31, 2017 were $7,709. The operating expenses for the three months ended March 31, 2017 included bank charges of $128; depreciation of $243; legal fees $2,000; audit fees of $4,500; business license expense of $163 and rent expense of $675.

Net Loss

The net loss for the three months ended March 31, 2017 was $6,209.

Liquidity and capital resources

As at March 31, 2017, our total assets were $6,168.

As at March 31, 2017, our current liabilities were $8,300.

As at March 31, 2017, we had a working capital deficit of $2,132.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2017 net cash flows used in operating activities was $5,128.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2017 we used no cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2017 net cash flows generated by financing activities was $5,700.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on May 3, 2017.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)