Form 10-Q
period 2017-06-30
Crona Corp.
filed 2017-07-28
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of June 30, 2017.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 Unaudited Statement of Operations for the three and six months ended June 30, 2017	4 5

	Unaudited Statement of Cash Flows for the six months ended June 30, 2017	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

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

Crona Corp.

BALANCE SHEET

June 30, 2017 and December 31, 2016

ASSETS
Current Assets	June 30, 2017 (Unaudited)	December 31, 2016
Cash and cash equivalents	$9,222	214
Prepaid expenses	6,940	1,613
Total Current Assets	16,162	1,827

Fixed Assets
Equipment, net	9,295	4,850
Total Fixed Assets	9,295	4,850

Total Assets	$25,457	6,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$8,300	2,600
Total Current Liabilities	8,300	2,600

Total Liabilities	8,300	2,600

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 and 5,000,000 shares issued and outstanding	6,088	5,000
Additional paid in capital	31,402	-
Accumulated deficit	(20,333)	(923)
Total Stockholders’ Equity	17,157	4,077

Total Liabilities and Stockholders’ Equity	$25,457	6,677

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF OPERATIONS

Three and six months ended June 30, 2017

UNAUDITED

	Three months ended June 30, 2017	Six months ended June 30, 2017
REVENUES	$6,910	8,410
Gross Profit	6,910	8,410

OPERATING EXPENSES
General and Administrative Expenses	20,112	27,820
TOTAL OPERATING EXPENSES	20,112	27,820

NET LOSS FROM OPERATIONS	(13,202)	(19,410)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(13,202)	(19,410)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,573,231	5,288,199

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF CASH FLOWS

Six months ended June 30, 2017

UNAUDITED

Six months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,410)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	655
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,327)
CASH FLOWS FROM OPERATING ACTIVITIES	(24,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,100)
CASH FLOWS FROM INVESTING ACTIVITIES	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	5,700
Proceeds from the issuance of common stock	32,490
CASH FLOWS FROM FINANCING ACTIVITIES	38,190

NET CHANGE IN CASH	9,008

Cash, beginning of period	214

Cash, end of period	$9,222

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp.  (“the Company”) was incorporated in the State of Nevada on October 6, 2016, for the purpose of quality sound recording needs. The Company is located in Romania. Office address is C. A. Rosetti 15, Bucharest, 30167, Romania.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had revenues $8,410 as of June 30, 2017.  The Company currently has losses of $19,410 and $923 for the six months ended June 30, 2017 and the period from inception (October 6, 2016) to December 31, 2016, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to June 30, 2017, the Company has generated $8,410 revenue.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2017

Advertising

The Company expenses advertising costs as incurred. During the six months ended June 30, 2017 the Company incurred $7,950 of advertising expenses.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – PROPERTY AND EQUIPMENT, NET

June 30, 2017
Equipment	$9,950
Accumulated Depreciation	(655)
Equipment, net	$9,295

Depreciation expense for the six months ended June 30, 2017 was $655.

Note 5 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $8,300. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The future minimum lease payments under this lease are $2,475 during 2017. For the six months ended June 30, 2017 rent expenses was $1,350.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2017, the Company had net operating loss carry forwards of approximately $20,333 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2017 was approximately $6,913. The net change in valuation allowance for the six months ended June 30, 2017 was $6,599. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2017. All tax years since inception remains open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2017

The provision for Federal income tax consists of the following:

	As of June 30, 2017	As of December 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(6,913)	(314)
Valuation allowance	$6,913	314
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the six months ended June 30, 2017 as follows:

	As of June 30, 2017	As of December 31, 2016
Computed “expected” tax expense (benefit)	$(6,599)	(314)
Change in valuation allowance	$6,599	314
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2017 to the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of June 30, 2017 Crona Corp. has generated revenues of $8,410 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

As of June 30, 2017, we have had some operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, purchasing our equipment and entering into supplying agreement with our supplier Guangzhou Electronic Audio EQPT Co., Ltd., we also have leased an office and registered a webpage www.corpcrona.com and fill it in with basic initial information about us. We received our initial funding of $5,000 from our sole officer and director who purchased 5,000,000 shares of common stock at $0.001 per share. The Company has also generated revenues of $8,410 from providing recording service to its customers.

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

Crona Corp. signed a Recording Studio Contacts with the following customers: NM & Mike J Production, Vent Event Romania and World Music Ltd. companies.

Crona Corp. has generated revenues of $8,410 for providing recording service to our customers. We are expecting to receive additional revenues from our customers in the nearest future.

We are a start-up company, which is in the sound recording business. We intend to use the net proceeds from this offering to develop our business operations. To implement our plan of operations we require a minimum funding of $42,000 for the next twelve months. After twelve months period we may need additional financing.

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

INITIAL FOCUS OF OUR BUSINESS

Crona Corp. represents itself as recording studio. We are offering such service to producer and advertising companies and to personal customers at the moment where singers, bands, groups can organize, develop are record their unique sound, voice, self-written songs, music.

We are in the early stages of developing our growing plan to offer a recording service in Romania. We believe that the fact that the city of Bucharest, where we are starting our business, is the capital of the country, and a lot of talented people and big companies are located there, it gives the Company more opportunities to succeed.

We currently have revenues of $8,410 and some operating history. The Company currently has one major customer to work with. We expect to get other customers and expand our service sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period following successful completion of our offering is to develop and establish our sound recording business by establishing our database of customers, developing our website, attempting to purchase additional equipment for our sound recording with prospective distributors of such equipment, engage in advertising and marketing activities and hire personal and sales service specialist.

Crona Corp. is signed a Recording Studio Contacts with NM & Mike J Production, Vent Event Romania and World Music Ltd. companies and currently in negotiations with the potential customer, which is also interested in our service and we are planning to sing service contact with this company in the very near future, but there is no guarantee that we will reach agreements with this potential customer.

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

•        Professional Studio Broadcasting Recording Condenser Microphone Kit with Microphone stand- NM-650

•        Studio Monitor Speakers One Pair FMUSER FU-584 100W

•        2-Way Active Studio monitor Speaker- Hivi X3

•        Screen display stand desktop lift multi-screen- D7T Three

•        Electric Guitar Hollow Body Wine Red G5122-1965

•        NUX MG-20 Guitar Modeling Processor Drum Pattern

•        Bass Guitar Black Color 4002

•        Practical guitar transposer

•        African drum sheepskin for drum heads professional

•        UpBright Adapter for M-Audio Keystation Line MAudio Key Station Pro

•        Connector Power adapter NAC3FCA PowerCon 20A AC Cable 20pcs

•        Nylon cable ties HWEXPRESS, 100 PCS 3 x100 (mm) Self

•        HAMA Cables

•        MOGAMI CP12S/HR4P

•        4pin Adapter cable for DSLR Rig Power V-Mount Limit

•        Sound Card/6 channel Audio Card CMI8738-6CH PCI-E

•        Voice recording software GoldWave

•        Voice recording software Mixcraft

•        Voice recording software Blaze Media Pro

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

COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 25, 2016 the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

During May 2017 the Company issued 1,087,500 shares of common stock to shareholders for cash proceeds of $32,490 at $0.03 per share.

There were 6,087,500 shares of common stock issued and outstanding as of June 30, 2017.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2017:

Revenue and cost of goods sold

For the three months ended June 30, 2017 the Company generated total revenue of $6,910 from providing sound recording services to its customers.

For the six months ended June 30, 2017 the Company generated total revenue of $8,410 from providing sound recording services to its customers.

Operating expenses

Total operating expenses for the three months ended June 30, 2017 were $20,112. The operating expenses for the three months ended June 30, 2017 included rent equipment expense of $6,667; advertising expense of $7,950; bank charges of $797; depreciation of $412; legal fees $1,448; audit fees of $2,000;  business license expense of $163 and rent expense of $675.

Total operating expenses for the six months ended June 30, 2017 were $27,820. The operating expenses for the six months ended June 30, 2017 included rent equipment expense of $6,667; advertising expense of $7,950; bank charges of $925; depreciation of $655; legal fees $3,448; audit fees of $6,500; business license expense of $326 and rent expense of $1,350.

Net Loss

The net loss for the three and six months ended June 30, 2017 was $13,202 and $19,410 appropriate.

Liquidity and capital resources

As at June 30, 2017, our total assets were $25,457.

As at June 30, 2017, our current liabilities were $8,300.

As at June 30, 2017, we had a working capital of $7,862.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2017 net cash flows used in operating activities was $24,082.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2017 we used $5,100 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2017 net cash flows generated by financing activities was $38,190.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on July 28, 2017.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)