Form 10-Q
period 2017-09-30
Crona Corp.
filed 2017-11-14
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500common shares issued and outstanding as of September 30, 2017.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 Unaudited Statement of Operations for the three and nine months ended September 30, 2017	4 5

	Unaudited Statement of Cash Flows for the nine months ended September 30, 2017	6

	Notes to the Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

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

Crona Corp.

BALANCE SHEET

September 30, 2017 and December 31, 2016

ASSETS
Current Assets	September 30, 2017 (Unaudited)	December 31, 2016
Cash and cash equivalents	$209	214
Prepaid expenses	2,770	1,613
Total Current Assets	2,979	1,827

Fixed Assets
Equipment, net	22,149	4,850
Total Fixed Assets	22,149	4,850

Total Assets	$25,128	6,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$8,300	2,600
Total Current Liabilities	8,300	2,600

Total Liabilities	8,300	2,600

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 and 5,000,000 shares issued and outstanding	6,088	5,000
Additional paid in capital	31,402	-
Accumulated deficit	(20,662)	(923)
Total Stockholders’ Equity	16,828	4,077

Total Liabilities and Stockholders’ Equity	$25,128	6,677

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF OPERATIONS

Three and nine months ended September 30, 2017

UNAUDITED

	Three months ended September 30, 2017	Nine months ended September 30, 2017
REVENUES	$27,800	36,210
Gross Profit	27,800	36,210

OPERATING EXPENSES
General and Administrative Expenses	28,129	55,949
TOTAL OPERATING EXPENSES	28,129	55,949

NET LOSS FROM OPERATIONS	(329)	(19,739)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(329)	(19,739)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	5,557,560

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENT OF CASH FLOWS

Nine months ended September 30, 2017

UNAUDITED

Nine months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,739)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,326
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,157)
CASH FLOWS FROM OPERATING ACTIVITIES	(19,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(18,625)
CASH FLOWS FROM INVESTING ACTIVITIES	(18,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	5,700
Proceeds from the issuance of common stock	32,490
CASH FLOWS FROM FINANCING ACTIVITIES	38,190

NET CHANGE IN CASH	(5)

Cash, beginning of period	214

Cash, end of period	209

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -
Income taxes paid	$ -

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp.  (“the Company”) was incorporated in the State of Nevada on October 6, 2016, for the purpose of quality sound recording needs. The Company is located in Romania. Office address is C. A. Rosetti 15, Bucharest, 30167, Romania.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had revenues of $36,210 as of September 30, 2017.  The Company currently has losses of $19,739 and $923 for the nine months ended September 30, 2017 and the period from inception (October 6, 2016) to December 31, 2016, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cashand Cash Equivalents

TheCompanyconsidersallhighlyliquidinvestmentswithoriginalmaturitiesofthreemonthsorlessto be cash equivalents.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to September 30, 2017, the Company has generated $36,210 revenue.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

Advertising

The Company expenses advertising costs as incurred. During the nine months ended September 30, 2017 the Company incurred $7,950 of advertising expenses.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Note 4 – PROPERTY AND EQUIPMENT, NET

	September 30, 2017	December 31, 2016
Equipment	$23,475	$4,850
Accumulated Depreciation	(1,326)	(-)
Equipment, net	$22,149	$4,850

Depreciation expense for the nine months ended September 30, 2017 was $1,326.

Note 5 – RELATED PARTY TRANSACTIONS

The Company’s sole director has loaned to the Company $8,300. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The future minimum lease payments under this lease are $2,475 during 2017. For the nine months ended September 30, 2017 rent expenses was $2,025.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2017, the Company had net operating loss carry forwards of approximately $20,662 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2017 was approximately $7,025. The net change in valuation allowance for the nine months ended September 30, 2017 was $6,711. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as ofSeptember 30, 2017. All tax years since inception remains open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2017

The provision for Federal income tax consists of the following:

	As of September 30, 2017	As of December 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(7,025)	(314)
Valuation allowance	$7,025	314
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months ended September 30, 2017 as follows:

	As of September 30, 2017	As of December 31, 2016
Computed “expected” tax expense (benefit)	$(6,711)	(314)
Change in valuation allowance	$6,711	314
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to September 30, 2017 to the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

DESCRIPTION OF BUSINESS

Brief description of Crona Corp. for last five years

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of September 30, 2017 Crona Corp. has generated revenues of $36,210 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

As of September 30, 2017, we have had some operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, purchasing our equipment and entering into supplying agreement with our supplier Guangzhou Electronic Audio EQPT Co., Ltd., we also have leased an office and registered a webpage www.corpcrona.com and fill it in with basic initial information about us. We received our initial funding of $5,000 from our sole officer and director who purchased 5,000,000 shares of common stock at $0.001 per share. The Company has also generated revenues of $36,210 from providing recording service to its customers.

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

Crona Corp. signed a Recording Studio Contacts with the following customers: NM & Mike J Production, Vent Event Romania, World Music Ltd. and MALISTIRNO SRL.

Crona Corp. has generated revenues of $36,210 for providing recording service to our customers. We are expecting to receive additional revenues from our customers in the nearest future.

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

We currently have revenues of $36,210 and some operating history. The Company currently has one major customer to work with. We expect to get other customers and expand our service sales and our operations by the end of the fiscal year. Our plan of operations over the 12 month period following successful completion of our offering is to develop and establish our sound recording business by establishing our database of customers, developing our website, attempting to purchase additional equipment for our sound recording with prospective distributors of such equipment, engage in advertising and marketing activities and hire personal and sales service specialist.

Crona Corp. is signed a Recording Studio Contacts with NM & Mike J Production, Vent Event Romania, World Music Ltd and MALISTIRNO SRL and currently in negotiations with the other potential customers.

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

•         Sound Card/6 channel Audio Card CMI8738-6CH PCI-E

•         Voice recording software GoldWave

•         Voice recording software Mixcraft

•         Voice recording software Blaze Media Pro

Crona Corp. is considering itself as a professional recording studio. We are distinguished by skillful use along with modern digital technology traditional analog devices. Music is our world so that we fully dedicate ourselves to make your sound recording perfect. Our current forces and equipment allow us to offer our future and existing customers qualified recording service.

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

There were 6,087,500 shares of common stock issued and outstanding as of September 30, 2017.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or  the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2017:

Revenue and cost of goods sold

For the three months ended September 30, 2017 the Company generated total revenue of $27,800 from providing sound recording services to its customers.

For the nine months ended September 30, 2017 the Company generated total revenue of $36,210 from providing sound recording services to its customers.

Operating expenses

Total operating expenses for the three months ended September 30, 2017 were $28,129. The operating expenses for the three months ended September 30, 2017 included rent equipment expense of $17,303; bank charges of $363; depreciation of $671; legal fees $600; audit fees of $2,000; professional fees of $6,355; business license expense of $163 and rent expense of $675.

Total operating expenses for the nine months ended September 30, 2017 were $55,949. The operating expenses for the nine months ended September 30, 2017 included rent equipment expense of $23,970; advertising expense of $7,950; bank charges of $1,288; depreciation of $1,326; legal fees $4,048; audit fees of $8,500; business license expense of $489 and rent expense of $2,025.

Net Loss

The net loss for the three and nine months ended September 30, 2017 was $329 and $19,739 respectively.

Liquidity and capital resources

As at September 30, 2017, our total assets were $25,128.

As atSeptember 30, 2017, our current liabilities were $8,300.

As at September 30, 2017, we had a working capital deficit of $5,321.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2017net cash flows used in operating activities was $19,570.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2017we used $18,625 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2017net cash flows generated by financing activities was $38,190.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on October 13, 2017.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)