Form 10-K
period 2017-12-31
Crona Corp.
filed 2018-04-18
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-216180

CRONA CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	35-2574778 (IRS Employer Identification Number)

550 West C Street | Suite 2040 | San Diego | California | 92101

858-883-2642

management@corpcrona.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500common shares issued and outstanding as of April 17, 2018.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Brief description of Crona Corp. for last five years

On October 6, 2016, the Company was incorporated under the laws of the State of Nevada. We are engaged in the recording services business.

           Andrei Gurduiala has served as our President, Treasurer and as a Director, from October 6, 2016, until March 21, 2018.  On March 21, 2018, our board appointed Robert T.  Malasek as a Director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

Our board of directors is comprised of one person: Robert T.  Malasek.

We are authorized to issue 75,000,000 shares of common stock, par value $0.001 per share. On November 25, 2016, Andrei Gurduiala, our former President and a Director purchased an aggregate of 5,000,000 shares of common stock at $0.001 per share, for aggregate proceeds of $5,000.

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of December 31, 2017 Crona Corp. has generated revenues of $36,210 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

Our target markets are artists, organizers of various events and representatives of various industries of show business (TV, cinema, and entertainment clubs).

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for service of music studio. There are several companies in Romania in our industry, such as: DAW.RO, INES Studios, and Harmonix Recording Studio.  Management believes that we can develop ourselves in the industry, once we attract customers and become profitable.

Licensing

From time to time, the Company may enter into licensing agreements with music production and distribution companies.

The license agreements typically grant the production and distribution company rights to a music single or all of an act's music in a particular country or region with a term of three to fifteen years. The production or distribution company can then distribute the music in record or CD format, mp3, ring tone, or any other music media licensed in the agreement.

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

Crona Corp. signed recording studio contracts with the following customers: NM & Mike J Production, Vent Event Romania, World Music Ltd. and MALISTIRNO SRL.

Crona Corp. has generated revenues of $36,210 from recording services provided to our customers.

STARTUP EQUIPMENT

We believe that a lot of talented people will be interested in our services. The Company has purchased initially needed equipment for recording purposes, which is presented as following:

   Sound System tp20000Q power amplifier 2100W* 4CH
    Professional recording sound card USB audio interface Hot Roland AU-53
   Sound Recording Microphone BM-680
  Karaoke audio mixer player 4K Ultra
  Mixer Large Sound Console LX9-20
  Closed monitoring headphone
  Professional Studio Broadcasting Recording Condenser Microphone Kit with Microphone stand- NM-650
  Studio Monitor Speakers One Pair FMUSER FU-584 100W
  2-Way Active Studio monitor Speaker- Hivi X3
   Screen display stand desktop lift multi-screen- D7T Three
  Electric Guitar Hollow Body Wine Red G5122-1965
  NUX MG-20 Guitar Modeling Processor Drum Patter
  Bass Guitar Black Color 40
  Practical guitar transpose
  African drum sheepskin for drum heads professional
   UpBright Adapter for M-Audio Keystation Line MAudio Key Station Pro
  Connector Power adapter NAC3FCA PowerCon 20A AC Cable 20pcs
  Nylon cable ties HWEXPRESS, 100 PCS 3 x100 (mm) Self
  HAMA Cables
  MOGAMI CP12S/HR4P
  4pin Adapter cable for DSLR Rig Power V-Mount Limit
  Sound Card/6 channel Audio Card CMI8738-6CH PCI-E
  Voice recording software GoldWave
  Voice recording software Mixcraft
  Voice recording software Blaze Media

Crona Corp. is a professional recording studio. We are distinguished by skillful use of modern digital technology traditional analog devices. Music is our world, so we fully dedicate ourselves to sound recording perfection.

OUR RECORDERS

Stand-alone digital multitrack recorders that have everything needed for recording, mixing, and producing music. The advantage digital multitrack recorders have over computer based mixing is that they force you to use your ears - when watching a computer screen it is sometimes tempting to mix with your eyes.

OUR MIXERS

We provide a guide to studio mixing consoles. The audio mixer is literally the heart of every live performance, where all sounds converge to be processed and blended - and finally pumped out through the speakers. It is where major connections are routed to, and where important parameters are set including volume, EQ adjustments, balancing and many more.

MICROPHONES

We focus on top rated condenser and dynamic microphones that are currently being used in professional studios. Note that while the main consideration is vocal recording, the microphones we feature also work well with instruments, making them ideal additions to any studio.

COMPRESSORS

A compressor reduces the dynamic range of a signal, in other words, it reduces the difference between the loudest and quietest levels. A limiter places an upper ceiling on the output level to prevent clipping - in the digital world clipping instantly becomes distortion.

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

INSTRUMENTS

In the near future the Company is planning to add additional instruments to those already purchased, such as Electric Guitar, Bass, Acoustic Guitar, Keyboards and Drums.

Employees and Employment Agreements

We have no employees to date. Our sole officer and director, Robert T.  Malasek, currently devotes approximately 20 hours per week to company matters. After receiving funding, Robert T.  Malasek plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.  The Company entered into a one-year lease agreement for a $225 monthly fee on December 1, 2016.  The property is located at C.A Rosetti 15, Bucharest 30167 Romania.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2017, no shares of our common stock have traded.

Number of Holders

As of December 31, 2017, the 6,087,500 issued and outstanding shares of common stock were held by a total of 35 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2017 and 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEARENDED DECEMBER 31, 2017 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2016.

Our net loss for the fiscal year ended December 31, 2017 was $18,678 compared to a net loss during the fiscal year ended December 31, 2016 of $923. During the fiscal year ended December 31, 2017, the Company generated $36,210 in sales.

During the fiscal year ended December 31, 2016, the Company had not generated any revenue.

Operating expenses for the year ended December 31, 2017 consisted of equipment rental of $23,970, professional fees of $19,003, and general and administrative expenses of $11,915.  This compares with operating expenses for the year ended December 31, 2016 which consisted of general and administrative expenses of $923.

Operating Expenses incurred during the fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016 increased primarily due to the increased scale and scope of business operations.

The weighted average number of shares outstanding was 5,679,688 for the fiscal year ended December 31, 2017 and 2,068,966 for the fiscal year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2017 and 2016

As of December 31, 2017, our total assets were $26,190 and were comprised of cash and cash equivalents, prepaid expenses, equipment and furniture; our total liabilities were $8,300 and were comprised of advances from a stockholder.

As of December 31, 2016, our total assets were $6,677 and were comprised of cash and cash equivalents and prepaid expenses; and liabilities consisted of advances from a stockholder of $2,600.  Stockholders’ equity increased from $4,077 as of December 31, 2016 to $17,890 as of December 31, 2017.  Stockholder’s equity increased due to common stock issuances.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2017, net cash flows used inoperating activities were ($19,748) consisting of a net loss of ($18,678) and an increase in prepaid expenses of $3,795.

Cash Flows from Investing Activities

We have not generated positive cash flows from investing activities.  For the fiscal year ended December 31, 2017, net cash used in investing activities was $18,625 consisting of equipment purchases.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2017, net cash from financing activities was $38,190 consisting of issuance of common stock and related party loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2017 and December 31, 2016financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and the period from inception (October 6, 2016) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from inception (October 6, 2016) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2017.

Tampa, Florida
April 16, 2018

CRONA CORP.

BALANCE SHEETS

ASSETS	December 31, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$ 31	$ 214
Prepaid assets	5,408	1,613
Total Current Assets	5,439	1,827

Fixed Assets
Equipment and furniture, net of accumulated depreciation	20,751	4,850
Total Fixed Assets	20,751	4,850
Total Assets	$ 26,190	$ 6,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$ 8,300	$ 2,600

Total Current Liabilities	8,300	2,600
Total Liabilities	8,300	2,600

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 and 5,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	6,088	5,000
Additional paid-in capital	31,403	-
Accumulated deficit	(19,601)	(923)
Total Stockholders’ Equity	17,890	4,077

Total Liabilities and Stockholders’ Equity	$ 26,190	$ 6,677

See accompanying notes to the financial statements and report of independent registered public accounting firm.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2017	For the period from Inception (October 6, 2016) to December 31, 2016

REVENUES	$ 36,210	$ -

OPERATING EXPENSES
Equipment Rental Expense	23,970	-
Professional Fees	19,003	-
General and Administrative Expenses	11,915	923

TOTAL OPERATING EXPENSES	54,888	923

NET LOSS FROM OPERATIONS	(18,678)	(923)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (18,678)	$ (923)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,679,688	2,068,966

See accompanying notes to the financial statements and report of independent registered public accounting firm.

CRONA CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Inception, October 6, 2016	-	$ -	$ -	$ -	$ -
Issuance of common stock	5,000,000	5,000	-	-	5,000
Net loss	-	-	-	(923)	(923)

Balance, December 31, 2016	5,000,000	5,000	-	(923)	4,077

Shares issued for cash	1,087,500	1,088	31,403	-	32,491

Net loss	-	-	-	(18,678)	(18,678)

Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,601)	$ 17,890

See accompanying notes to the financial statements and report of independent registered public accounting firm.

CRONA CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2017	For the period from Inception (October 6, 2016) to December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,678)	$ (923)
Depreciation Expense	2,725	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(3,795)	(1,613)
Cash flows used in operating activities	(19,748)	(2,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and furniture	(18,625)	(4,850)
Cash flows used in investing activities	(18,625)	(4,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	32,490	5,000
Related party loan	5,700	2,600
Cash flows used in financing activities	38,190	7,600

NET INCREASE (DECREASE) IN CASH	(183)	214
Cash, beginning of period	214	-
Cash, end of period	$ 31	$ 214

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to the financial statements and report of independent registered public accounting firm.

CRONA CORP.

Notes to the Financial Statements

December 31, 2017 and 2016

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp.  (“the Company”) was incorporated in the State of Nevada on October 6, 2016. Crona Corp. was established for the purpose of quality sound recording needs. The Company is located in Romania and began its operations in early 2017.

The Company provides recording, studio and engineer/ producer services for record labels, music producers and recording artists.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Equipment and furniture

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment and furniture is depreciated using the straight-line method over 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

CRONA CORP.

Notes to the Financial Statements

December 31, 2017 and 2016

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings Per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from October 6, 2016 (inception) through December 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Advertising

The Company expenses advertising costs as incurred.  Advertising costs were $4,637 and $0 for the years ended December 31, 2017 and 2016, respectively.  The company had a total of $3,313 and $0 of prepaid advertising costs as of Deember 31, 2017 and 2016, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  At times such amount may exceed federally insured limits.

For the year ended December 31, 2017, three customers represented 90% of revenue.

Customer	% of Revenue
MALISTIRNO SRL	64%
NM & Mike J Production	13%
World Music Ltd.	13%

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

CRONA CORP.

Notes to the Financial Statements

December 31, 2017 and 2016

The Company will adopt ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) as of January 1, 2018.   ASU 2014-09 will replace most existing revenue recognition guidance is US GAAP which it becomes effective.  Management has evaluated the impact of the company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact to its financial position, results of operations and related disclosures.  To make this determination, management has identified the contract with its customer, identify the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

Note 4 – PROPERTY AND EQUIPMENT, NET

	December 31, 2017	December 31, 2016
Equipment	$18,650	$4,850
Furniture	4,825	-
Accumulated Depreciation	(2,724)	(-)
Equipment and furniture, net	$20,751	$4,850

Depreciation expense for the year ended December 31, 2017 was $2,724.  There was no depreciation expense for the period from October 6, 2016 (Inception) to December 31, 2016, as the assets had not yet been placed into service.

Note 5 – RELATED PARTY TRANSACTIONS

The Company had an outstanding loan from its majority shareholder of $8,300 at December 31, 2017 and $2,600 at December 31, 2016. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for a $225 monthly fee, starting on December 1, 2016.  Rent expense was $2,700 for the year ended December 31, 2017.  Rent expense was $225 for the period from October 6, 2016 to December 31, 2016.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2017, the Company had net operating loss carry forwards of approximately $4,236 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

CRONA CORP.

Notes to the Financial Statements

December 31, 2017 and 2016

The valuation allowance at December 31, 2017 was approximately $4,236. The net change in valuation allowance during the year ended December 31, 2017 was $3,922. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as ofDecember 31, 2017.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	At December 31, 2017	At December 31, 2016
Non-current deferred tax assets:
Net operating loss carry forward	$(4,236)	$ (314)
Valuation allowance	4,236	314
Net deferred tax assets	$-	$ -

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended December 31, 2017 as follows:

	At December 31, 2017	At December 31, 2016
Computed “expected” tax expense (benefit)	$(3,922)	$ (314)
Change in valuation allowance	3,922	314
Actual tax expense (benefit)	$-	$ -

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2017 to April 16, 2018, and has determined the following events:

On March 21, 2018, Andrei Gurduiala resigned as an officer and director of the Company and the Board of Directors appointed Robert T. Malasek as a Director, Chief Executive Officer, Chief Financial Officer and Secretary.

On March 21, 2018, our board appointed Robert T. Malasek as a Director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On March 21, 2018 the Company executed a Sale and Purchase of Assets Agreement in which it agrees to transfer all equipment and furniture owned at December 31, 2017 to its former majority shareholder for compensation owed for the period from January 1  to March 30, 2018.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

  We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

  We did not maintain appropriate cash controls – As of December 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

  We did not implement appropriate information technology controls – As at December 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.
  The Company recorded fixed assets additions and depreciation using a net fixed assets account, rather than recording gross fixed  assets and accumulated depreciation in separate accounts.  Also, the Company understated depreciation expense for the year by $733.
  The Company fully expensed advertising expenditures, rather than capitalizing as a prepaid expense, the portion of the expenditures relating to advertising services to be provided in 2018.  As a result, assets were understated and expenses were overstated by $3,313.
  As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

  Changes in Internal Control over Financial Reporting

  There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

  PART III

  Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

  DIRECTORS AND EXECUTIVE OFFICERS

  The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Robert T. Malasek	50	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

  Biographical Information and Background of officer and director

  Robert T. Malasek

  Mr. Malasek’s experience includes serving as the Assistant Controller for Starwood Hotel & Resorts Worldwide, Inc. and Chief Financial Officer for NatureWell, Inc.  From 2011 to 2015, Robert served as the Chief Financial Officer, Secretary, Treasurer and a Director of Liberty Coal Energy Corp.  Since 2015, Robert has served as the Chief Financial Officer of Cannalink, Inc.  Robert received his Bachelor of Science in Accountancy from San Diego State University.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and sole director, Robert T Malasek; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on October 6, 2016 until December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrei Gurduiala (President)	2017	-	-	-	-	-	-	-	-
Andrei Gurduiala (President)	2016	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Kettner Investments LLC	5,000,000 shares of common stock (director)	82%

The percent of class is based on 6,087,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2017, we incurred approximately $14,750 in fees to our principalindependent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended December 31, 2017 and $4,500 for the period ended December 31, 2016.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1    Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2     Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1     Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.

Dated: April 17, 2018

By: /s/ Robert T. Malasek

Robert T. Malasek, President and

Chief Executive Officer and

Chief Financial Officer