Form 10-Q
period 2018-03-31
Crona Corp.
filed 2020-07-01
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of  July 01, 2020.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 Condensed Statements of Operations for the three months ended March 31, 2018 and 2017	4 5

	Condensed Statement of Equity for the three months ended March 31, 2018 and 2017

	Condensed Statements of Cash Flows for the three months ended March 31, 2018 and 2017	6

	Notes to the Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

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

Crona Corp.

CONDENSED BALANCE SHEETS

March 31, 2018 and December 31, 2017

ASSETS
Current Assets	March 31, 2018 (Unaudited)	December 31, 2017
Cash and cash equivalents	$31	$31
Prepaid expenses	2,745	5,408
Total Current Assets	2,776	5,439

Fixed Assets
Equipment and furniture, net of accumulated depreciation	-	20,751
Total Fixed Assets	-	20,751

Total Assets	$2,776	$26,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related party loan	$-	$8,300
Total Current Liabilities	-	8,300

Total Liabilities	-	8,300

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(34,715)	(19,601)
Total Stockholders’ Equity	2,776	17,890

Total Liabilities and Stockholders’ Equity	$2,776	$26,190

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

UNAUDITED

	Three months ended March 31, 2018	Three months ended March 31, 2017
REVENUES	$-	$1,500
Gross Profit	-	1,500

OPERATING EXPENSES
General and Administrative Expenses	3,692	7,709
TOTAL OPERATING EXPENSES	3,692	7,709

LOSS ON SALE OF EQUIPMENT	11,421	-

NET LOSS FROM OPERATIONS	(15,113)	(6,209)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(15,113)	$(6,209)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	5,000,000

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2018 and 2017

UNAUDITED

	Three months ended March 31, 2018	Three months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,113)	$(6,209)
Depreciation Expense	1,029	243
Loss on sale of equipment	11,421	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,663	838
CASH FLOWS FROM OPERATING ACTIVITIES	-	(5,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	5,700
CASH FLOWS FROM FINANCING ACTIVITIES	-	5,700

NET CHANGE IN CASH	-	572

Cash, beginning of period	31	214

Cash, end of period	$31	$786

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$8,300	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2018

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the three months ended March 31, 2018.  The Company currently has losses of $15,113 and $34,715 for the three months ended March 31, 2018 and the period from inception (October 6, 2016) to March 31, 2018, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements have been prepared in accordance with GAAP. The Company’s year-end is December 31.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract.

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2018

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The contract between the Company and the customer is signed without specific quantity of service to be used from the date of signing. The revenue depends of the hours spent on the recording services. The rates of the specific services are set out on the contract. The Company’s revenues are recognized at a point-in-time as ownership of track, mix or master (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

Advertising

The Company expenses advertising costs as incurred. During the three months ended March 31, 2018 and 2017 the Company incurred $1,325 and 0$ of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted this ASU on January 1, 2018, using the modified retrospective approach. The impact of adopting this ASU was not material to the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of Topic 842 to have a material impact on the financial statements.

Note 4 – PROPERTY AND EQUIPMENT, NET

	March 31, 2018	December 31, 2017
Equipment	$-	$18,650
Furniture	-	4,825
Accumulated Depreciation	-	(2,724)
Equipment and furniture, net	$-	$20,751

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,029 and $243, respectively.

Note 5 – RELATED PARTY TRANSACTIONS

The Company transferred all the equipment and furniture to Andrei Gurduiala to repay the related party loan totaling $8,300 on March 21, 2018. This resulted in a loss on the property and equipment of $11,421.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2018

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till November 30, 2018, at which time it was not renewed. The future minimum lease payments under this lease are $1,800 during 2018. For the three months ended March 31, 2018 and 2017 rent expenses was $675.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2018, the Company had net operating loss carry forwards of approximately $7,410 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2018 was approximately $7,410. The net change in valuation allowance for the three months ended March 31, 2018 was $3,174. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2018. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of March 31, 2018	As of December 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(7,410)	$(4,236)
Valuation allowance	$7,410	$4,236
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended December 31, 2017 as follows:

	As of March 31, 2018	As of December 31, 2017
Computed “expected” tax expense (benefit)	$(3,174)	$(3,922)
Change in valuation allowance	$3,174	$3,922
Actual tax expense (benefit)	$-	$-

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of March 31, 2018, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest revenues. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

The Company will typically receive royalties of a negotiated percentage between 18% and 75% of sales of the production and Distribution Company’s published dealer price less certain packaging deductions. In addition, the Company may receive between 18% and 75% of net royalty receipts received in the particular nation or region. In connection with the license agreement, the Company may receive a cash advance.

Crona Corp. signed a Recording Studio Contracts with the following customers: NM & Mike J Production, Vent Event Romania, World Music Ltd. and MALISTIRNO SRL.

rona Corp. has generated revenues of $36,210 for providing recording service to our customers.

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

•

Voice recording software Mixcraft

•

Voice recording software Blaze Media Pro

On March 21, 2018, the Company transferred all the equipment to the prior director Andrei Gurduiala. The Company is unable to conduct its business currently, as the equipment was its core production tool. The Company expects to expand its operations in Romania to conquer the market during 2020.

OUR RECORDERS

Stand-alone digital multitrack recorders that have everything needed for recording, mixing, and producing music. The advantage digital multitrack recorders have over computer based mixing is that they force you to use your ears - when watching a computer screen, it is sometimes tempting to mix with your eyes.

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

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

The Company transferred all the equipment to the prior director Andrei Gurduiala on March 21, 2018.

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

  FACILITIES

We currently rent our physical property in Romania. Our current registration address is Strada Jean-Louis Calderon 31, Bucharest, 030167, Romania. Our leased office has been already equipped with soundproof materials and it has a special room for the recording of sound, which has “room-in-room effect”. We believe that the studio also has been placed in a good location area because it is easy to find, has good parking, essential for bands with drum kits, and good transport links. Our leased office is located at Strada C. A. Rosetti 5, Bucharest 030167 Romania. Our telephone number is +40371700093. This location serves as our primary office for planning and implementing our business plan.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Robert T.  Malasek, currently devotes approximately 20 hours per week to company matters. After receiving funding, Robert T.  Malasek plans to devote, as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

On November 25, 2016, the Company issued 5,000,000 shares of common stock to a director for cash proceeds of $5,000 at $0.001 per share.

During May 2017, the Company issued 1,087,500 shares of common stock to shareholders for cash proceeds of $32,490 at $0.03 per share.

There were 6,087,500 shares of common stock issued and outstanding as of March 31, 2018.

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended March 31, 2018 Crona Corp. had not generated any revenue. The Company had generated revenues of $1,500 for the three months ended March 31, 2017.

Operating expenses

Total operating expenses for the three months ended March 31, 2018 were $3,692. The operating expenses for the three months ended March 31, 2018 included advertising expense of $1,988; depreciation of $1,029 and rent expense of $675. The Company had a loss on asset sale of $11,421 for the three months ended March 31, 2018.

Total operating expenses for the three months ended March 31, 2017 were $7,709. The operating expenses for the three months ended March 31, 2017 included bank charges of $128; depreciation of $243; legal fees $2,000; audit fees of $4,500; business license expense of $163 and rent expense of $675.

Net Loss

The net loss for the three months ended March 31, 2018 and 2017 was $15,113 and $6,209, respectively. The changes are related to decrease in professional expenses and a loss on the sale of equipment and furniture.

Liquidity and capital resources

As at March 31, 2018, our total assets were $2,776.

As at March 31, 2018, we had no current liabilities.

As at March 31, 2018, we had a working capital of $2,776.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2018 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2018 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2018 net cash flows from financing activities was negative and equaled $8,300.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on July 01, 2020.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)