Form 10-Q
period 2018-06-30
Crona Corp.
filed 2020-07-01
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of July 1 , 2020.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 Condensed Statements of Operations for the six months ended June 30, 2018 and 2017	4 5

	Condensed Statements of (Deficit) Equity for the three and six months ended June 30, 2018 and 2017	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017	7

	Notes to the Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

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

Crona Corp.

CONDENSED BALANCE SHEETS

June 30, 2018 and December 31, 2017

ASSETS
Current Assets	June 30, 2018 (Unaudited)	December 31, 2017
Cash and cash equivalents	$31	$31
Prepaid expenses	745	5,408
Total Current Assets	776	5,439

Fixed Assets
Equipment and furniture, net of accumulated depreciation	-	20,751
Total Fixed Assets	-	20,751

Total Assets	$776	$26,190

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,000	$-
Related party loan	-	8,300
Total Current Liabilities	1,000	8,300

Total Liabilities	1,000	8,300

Commitments and Contingencies (Note 6)

Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(37,715)	(19,601)
Total Stockholders’ (Deficit) Equity	(224)	17,890

Total Liabilities and Stockholders’ (Deficit) Equity	$776	$26,190

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Six months ended June 30, 2018 and 2017

UNAUDITED

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
REVENUES	$-	$6,910	$-	$8,410
Gross Profit	-	6,910	-	8,410

OPERATING EXPENSES
General and Administrative Expenses	3,000	20,111	6,692	27,820
TOTAL OPERATING EXPENSES	3,000	20,111	6,692	27,820

LOSS ON SALE OF EQUIPMENT	-	-	11,421	-

NET LOSS FROM OPERATIONS	(3,000)	(13,201)	(18,113)	(19,410)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,000)	$(13,201)	$(18,113)	$(19,410)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	5,573,231	6,087,500	5,288,199

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF (DEFICIT) EQUITY

Three and six months ended June 30, 2018 and 2017

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholder’s
	Shares	Amount	Capital		(Deficit) Equity
Balance, December 31, 2016	5,000,000	$ 5,000	$ -	$ (923)	$ 4,077
Shares issued for cash	1,087,500	1,088	31,403	-	32,490

Net loss for the six months ended June 30, 2017	-	-	-	(19,410)	(19,410)

Balance, June 30, 2017	6,087,500	$ 6,088	$ 31,403	$ (20,333)	$ 17,157

Balance, March 31, 2017	5,000,000	$ 5,000	$ -	$ (7,132)	$ (2,132)
Shares issued for cash	1,087,500	1,088	31,403	-	32,490

Net loss for the three months ended June 30, 2017	-	-	-	(13,201)	(13,201)

Balance, June 30, 2017	6,087,500	$ 6,088	$ 31,403	$ (20,333)	$ 17,157

Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,601)	$ 17,890

Net loss for the six months ended June 30, 2018	-	-	-	(18,113)	(18,113)

Balance, June 30, 2018	6,087,500	$ 6,088	$ 31,403	$ (37,715)	$ (224)

Balance, March 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (34,715)	$ 2,776

Net loss for the three months ended June 30, 2018	-	-	-	(3,000)	(3,000)

Balance, June 30, 2018	6,087,500	$ 6,088	$ 31,403	$ (37,715)	$ (224)

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2018 and 2017

UNAUDITED

	Six months ended June 30, 2018	Six months ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,113)	$(19,410)
Depreciation Expense	1,029	655
Loss on equipment	11,421	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	4,663	(5,327)
Accounts Payable	1,000	-
CASH FLOWS FROM OPERATING ACTIVITIES	-	(24,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,100)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(5,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	5,700
Proceeds from the issuance of common stock	-	32,490
CASH FLOWS FROM FINANCING ACTIVITIES	-	38,190

NET CHANGE IN CASH	-	9,008

Cash, beginning of period	31	214

Cash, end of period	$31	$9,222

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$8,300	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the three months ended June 30, 2018.  The Company currently has losses of $18,113 and $37,714 for the six months ended June 30, 2018 and the period from inception (October 6, 2016) to June 30, 2018, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

June 30, 2018

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

Advertising

The Company expenses advertising costs as incurred. During the six months ended June 30, 2018 and 2017 the Company incurred $3,313 and 0$ of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY AND EQUIPMENT, NET

	June 30, 2018	December 31, 2017
Equipment	$-	$18,650
Furniture	-	4,825
Accumulated Depreciation	-	(2,724)
Equipment and furniture, net	$-	$20,751

Depreciation expense for the six months ended June, 2018 and 2017 was $1,029 and $655, respectively.

Note 5 – RELATED PARTY TRANSACTIONS

The Company transferred all the equipment and furniture to Andrei Gurduiala to repay the related party loan totaling $8,300 on March 21, 2018. This resulted in a loss on the property and equipment of $11,421.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2018

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till November 30, 2018, at which time it was not renewed. The future minimum lease payments under this lease are $1,125 during 2018. For the six months ended June 30, 2018 and 2017 rent expenses was $1,350.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of June 30, 2018, the Company had net operating loss carry forwards of approximately $8,040 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2018 was approximately $8,040. The net change in valuation allowance for the six months ended June 30, 2018 was $3,804. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2018. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of June 30, 2018	As of December 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(8,040)	$(4,236)
Valuation allowance	$8,040	$4,236
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended December 31, 2017 as follows:

	As of June 30, 2018	As of December 31, 2017
Computed “expected” tax expense (benefit)	$(3,804)	$(3,922)
Change in valuation allowance	$3,804	$3,922
Actual tax expense (benefit)	$-	$-

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of June 30, 2018 Crona Corp. has generated revenues of $36,210 in Romania, Bucharest revenues. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

There were 6,087,500 shares of common stock issued and outstanding as of June 30, 2018.

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

RESULTS OF OPERATION

Results of Operations for the six months ended June 30, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended June 30, 2018 the Company had not generated any revenue.

For the three months ended June 30, 2017 the Company generated total revenue of $6,910 from providing sound recording services to its customers.

For the six months ended June 30, 2018 Crona Corp. had not generated any revenue.

For the six months ended June 30, 2017 the Company generated total revenue of $8,410 from providing sound recording services to its customers.

Operating expenses

Total operating expenses for the three months ended June 30, 2018 were $3,000. The operating expenses for the three months ended June 30, 2018 included advertising expense of $1,325; rent expense of $675 and professional fees of $1,000.

Total operating expenses for the three months ended June 30, 2017 were $20,111. The operating expenses for the three months ended June 30, 2017 included rent equipment expense of $6,667; advertising expense of $7,950; bank charges of $797; depreciation of $412; legal fees $1,448; audit fees of $2,000; business license expense of $163 and rent expense of $675.

Total operating expenses for the six months ended June 30, 2018 were $6,692. The operating expenses for the six months ended June 30, 2018 included advertising expense of $3,313; depreciation of $1,029; rent expense of $1,350 and professional fees of $1,000. The Company had a loss on asset sale of $11,421 for the six months ended June 30, 2018.

Total operating expenses for the six months ended June 30, 2017 were $27,820. The operating expenses for the six months ended June 30, 2017 included rent equipment expense of $6,667; advertising expense of $7,950; bank charges of $925; depreciation of $655; legal fees $3,448; audit fees of $6,500; business license expense of $326 and rent expense of $1,350.

Net Loss

The net loss for the three months ended June 30, 2018 and 2017 was $3,000 and $13,201, respectively.

The net loss for the six months ended June 30, 2018 and 2017 was $18,113 and $19,410, respectively. The changes are related to decrease in professional expenses and a loss on the sale of equipment and furniture.

Liquidity and capital resources

As at June 30, 2018, our total assets were $776.

As at June 30, 2018, our current liabilities were $1,000.

As at June 30, 2018, we had a working capital deficit of $224.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2018 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2018 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2018 net cash flows from financing activities was negative and equaled $8,300.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on July 1, 2020.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)