Form 10-K
period 2018-12-31
Crona Corp.
filed 2020-08-11
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-216180

CRONA CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	EIN 35-2574778 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of August 11, 2020.

TABLE OF CONTENTS

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

On March 20, 2020, our board appointed initial Incorporator of the Company Andrei Gurduiala as a Director, President, Treasurer and Secretary of the Company. As of date these financial statements were issued, our board of directors is comprised of one person: Andrei Gurduiala.

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of December 31, 2018, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

Crona Corp. signed a Recording Studio Contract with the following customers: NM & Mike J Production, Vent Event Romania, World Music Ltd. and MALISTIRNO SRL.

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

•

Voice recording software Mixcraft

•

Voice recording software Blaze Media Pro

On March 21, 2018, the Company transferred all the equipment to the prior director Andrei Gurduiala, as a result the Company is unable to conduct its business currently, as the equipment was its core production tool. As of the date of filing Crona Corp. is planning to expand the range of recording equipment and obtain needed software for recording purposes in Romania. There will be additional recording equipment, which will make the sound clearer and software will help in adding special effects. Through the use of the newly purchased equipment, we could book as little as one hour or as many as 24 hours per day, allowing the business to focus on providing recording services for record labels, music producers, and recording artists. The facility and its equipment will be rented on either an hourly, daily, weekly, or monthly basis as dictated by the clients’ needs. Our sole office and director will also serve as engineer, producer for our business and the Company will provide duplication services at competitive rates and according to the clients’ budgets.

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

INSTRUMENTS

In the near future the Company is planning to purchase instruments such as Electric Guitar, Bass, Acoustic Guitar, Keyboards and Drums.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees to date. Our sole officer and director, Andrei Gurduiala, currently devotes approximately 20 hours per week to company matters. After receiving funding, Andrei Gurduiala plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

As of December 31, 2018, no shares of our common stock have traded.

Number of Holders

As of December 31, 2018, the 6,087,500 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2017 and 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2017 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2018.

Our net loss for the fiscal year ended December 31, 2018 was $19,490 compared to a net loss of $18,678 during the fiscal year ended December 31, 2017. During the fiscal year ended December 31, 2018, the Company had not generated any revenue because of the change in the management. The newly assigned director had to obtain knowledge and skills in the recording business before he could renew the Company`s operation. During the fiscal year ended December 31, 2017, the Company generated $36,210 in sales.

Operating expenses for the year ended December 31, 2018 consisted of professional fees of $10,975, and general and administrative expenses of $6,468. Operating expenses for the year ended December 31, 2017 consisted of equipment rental of $23,970, professional fees of $19,003, and general and administrative expenses of $11,915. The decrease in expenses is related to the reduction in the scope of activities.

For the year ended December 31, 2018 the Company incurred loss on sale of equipment for $2,047.

The weighted average number of shares outstanding for the fiscal years ended December 31, 2018 and 2017 was 5,679,688.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2018 and 2017

As of December 31, 2018, our total assets were $0 and our total liabilities were $1,600 which comprised of accounts payable.

As of December 31, 2017, our total assets were $26,190 and were comprised of cash and cash equivalents, prepaid expenses, and equipment; our total liabilities were $8,300 and were comprised of advances from a stockholder. Stockholders’ equity decreased from $17,890 as of December 31, 2017 to $(1,600) as of December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2018, net cash flows used in operating activities were $9,406.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2018, we generated $0 in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2018, net cash flows from financing activities was $9,375 for related party advances.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2018 and December 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017.

Tampa, Florida August 7, 2020

CRONA CORP.

BALANCE SHEETS

ASSETS	December 31, 2018	December 31, 2017
Current Assets
Cash and cash equivalents	$-	$31
Prepaid rent	-	5,408
Total Current Assets	-	5,439

Fixed assets
Equipment, net	-	20,751
Total Fixed Assets	-	20,751
Total Assets	$-	$26,190

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,600	$-
Related party loan	-	8,300

Total Current Liabilities	1,600	8,300
Total Liabilities	1,600	8,300
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(39,091)	(19,601)
Total Stockholders’ (Deficit) Equity	(1,600)	17,890

Total Liabilities and Stockholders’ (Deficit) Equity	$-	$26,190

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2018	For the Year ended December 31, 2017

REVENUES	$-	$36,210

OPERATING EXPENSES
Equipment rental expense	-	23,970
Professional fees	10,975	19,003
General and administrative expenses	6,468	11,915

TOTAL OPERATING EXPENSES	17,443	54,888

Loss on sale of equipment	2,047	-

NET LOSS FROM OPERATIONS	(19,490)	(18,678)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(19,490)	$(18,678)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,679,688	5,679,688

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, December 31, 2016	5,000,000	$ 5,000	$ -	$ (923)	$ 4,077

Shares issued for cash	1,087,500	1,088	31,403	-	32,491

Net loss	-	-	-	(18,678)	(18,678)

Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,601)	$ 17,890

Net loss	-	-	-	(19,490)	(19,490)

Balance, December 31, 2018	6,087,500	$ 6,088	$ 31,403	(39,091)	$ (1,600)

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,490)	$(18,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,029	2,725
Loss on equipment	2,047	-
Changes in operating assets and liabilities:
Prepaid rent	5,408	(3,795)
Accounts payable	1,600	-
CASH FLOWS FROM OPERATING ACTIVITIES	(9,406)	(19,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, net	-	(18,625)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(18,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	32,490
Related party loan	9,375	5,700
CASH FLOWS FROM FINANCING ACTIVITIES	9,375	38,190

NET INCREASE (DECREASE) IN CASH	(31)	(183)
Cash, beginning of period	31	214
Cash, end of period	$-	$31

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$17,675	$-

See accompanying notes to financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018 and 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp.  (“the Company”) was incorporated in the State of Nevada on October 6, 2016. Crona Corp. was established for the purpose of quality sound recording needs. The Company is located in Romania and began its operations in early 2017.

The Company provides recording, studio and engineer/producer services for record labels, music producers and recording artists.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues for the fiscal year ended December 31, 2018.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

December 31, 2018 and 2017

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

The contract between the Company and the customer is signed without specific quantity of service to be used from the date of signing. The revenue depends on the hours spent on the recording services. The rates of the specific services are set out on the contract. The Company’s revenues are recognized at a point-in-time as ownership of track, mix or master (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

Advertising

The Company expenses advertising costs as incurred. During the years ended December 31, 2018 and 2017 the Company incurred $3,313 and $4,637 of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018 and 2017

Note 4 – PROPERTY AND EQUIPMENT, NET

	December 31, 2018	December 31, 2017
Equipment	$-	$18,650
Furniture	-	4,825
Accumulated Depreciation	-	(2,724)
Equipment, net	$-	$20,751

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,029 and $2,725, respectively.

Note 5 – RELATED PARTY TRANSACTIONS

The Company transferred all the equipment to Andrei Gurduiala to repay the related party loan totaling $17,675 on March 21, 2018. This resulted in a loss on the equipment of $2,047.

Note 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till September 30, 2018, at which time it was not renewed. For the years ended December 31, 2018 and 2017 rent expense was $2,095 and $2,700, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2018 the Company had net operating loss carry forwards of approximately $8,329 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2018 and 2017 was approximately $8,329 and $4,236, respectively. The net change in valuation allowance during the year ended December 31, 2018 was $4,093. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	At December 31, 2018	At December 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(8,329)	(4,236)
Valuation allowance	$8,329	4,236
Net deferred tax assets	$-	-

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018 and 2017

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2018 and 2017 as follows:

	At December 31, 2018	At December 31, 2017
Computed “expected” tax expense (benefit)	$(4,093)	(3,922)
Change in valuation allowance	$4,093	3,922
Actual tax expense (benefit)	$-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2018 to August 11, 2020, and has determined the following events:

On March 20, 2020, Robert T. Malasek resigned as an officer and director of the Company.

On March 20, 2020, our board appointed the initial Incorporator of the Company, Andrei Gurduiala, as a Director, President, Treasurer and Secretary of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

	51	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and sole director, Andrei Gurduiala; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Robert T. Malasek (President)	2018	0	0	0	0	0	0	0	0
Andrei Gurduiala (President)	2017	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andrei Gurduiala	5,000,000 shares of common stock (director)	82%

The percent of class is based on 6,087,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2018, we incurred $9,375 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2017. During the fiscal year ended December 31, 2017, we incurred approximately $14,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended December 31, 2017.

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

CRONA CORP.
Dated: August 11, 2020	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer