Form 10-Q
period 2019-03-31
Crona Corp.
filed 2020-09-24
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of September 24, 2020.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018 Condensed Statements of Operations for the three months ended March 31, 2019 and 2018	4 5

	Condensed Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2019 and 2018	6

	Condensed Statements of Cash Flows for the three months ended March 31, 2019 and 2018	7

	Notes to the Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Crona Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

Crona Corp.

CONDENSED BALANCE SHEETS

March 31, 2019 and December 31, 2018

ASSETS
	March 31, 2019 (Unaudited)	December 31, 2018

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,900	$1,600
Total Current Liabilities	1,900	1,600

Total Liabilities	1,900	1,600

Commitments and Contingencies (Note 5)

Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(39,391)	(39,091)
Total Stockholders’ (Deficit) Equity	(1,900)	(1,600)

Total Liabilities and Stockholders’ (Deficit) Equity	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

UNAUDITED

	Three months ended March 31, 2019	Three months ended March 31, 2018
REVENUES	$-	$-
Gross Profit	-	-

OPERATING EXPENSES
General and Administrative Expenses	300	13,066
TOTAL OPERATING EXPENSES	300	13,066

LOSS ON SALE OF EQUIPMENT	-	2,047

NET LOSS FROM OPERATIONS	(300)	(15,113)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(300)	$(15,113)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Three months ended March 31, 2019 and 2018

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		(Deficit) Equity
For the three months ended March 31, 2018
Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,602)	$ 17,889

Net loss	-	-	-	(15,113)	(15,113)

Balance, March 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (34,715)	$ 2,776

For the three months ended March 31, 2019
Balance, December 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (39,091)	$ (1,600)

Net loss	-	-	-	(300)	(300)

Balance, March 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (39,391)	$ (1,900)

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2019 and 2018

UNAUDITED

	Three months ended March 31, 2019	Three months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300)	$(15,113)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	1,029
Loss on sale of equipment	-	2,047
Changes in operating assets and liabilities:
Prepaid expenses	-	2,662
Accounts payable	300	-
CASH FLOWS FROM OPERATING ACTIVITIES	-	(9,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	9,375
CASH FLOWS FROM FINANCING ACTIVITIES	-	9,375

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	31

Cash, end of period	$-	$31

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$-	$17,675

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2019

The accompanying condensed financial statements of Crona Corp. are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2020.

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the three months ended March 31, 2019.  The Company currently has losses of $300 and $39,391 for the three months ended March 31, 2019 and the period from inception (October 6, 2016) to March 31, 2019, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

The contract between the Company and the customer is signed without specific quantity of service to be used from the date of signing. The revenue depends on the hours spent on the recording services. The rates of the specific services are set out in the contract. The Company’s revenues are recognized at a point-in-time as ownership of track, mix or master (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. The Company shall not be liable for any failure to perform its obligations if such failure is due to circumstances beyond its reasonable control. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

Advertising

The Company expenses advertising costs as incurred. During the three months ended March 31, 2019 and 2018 the Company incurred $0 and $1,987 of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Reclassifications

Certain amounts in the 2018 financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported net loss, working capital, cash flows and stockholders’ (deficit) equity.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2019

model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2019.  The Company currently has no leases.

Note 4 – RELATED PARTY TRANSACTIONS

On March 21, 2018, the Company transferred all of the Company’s equipment to its sole director to repay the related party loan totaling $17,675.  This resulted in a loss on the equipment of $2,047.

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till September 30, 2018, at which time it was not renewed. For the three months ended March 31, 2019 and 2018 rent expense was $0 and $675, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2019, the Company had net operating loss carry forwards of approximately $8,392 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2019 was approximately $8,392. The net change in valuation allowance for the three months ended March 31, 2019 was $63. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2019. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of March 31, 2019	As of December 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(8,392)	$(8,329)
Valuation allowance	8,392	8,329
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of March 31, 2019	As of December 31, 2018
Computed “expected” tax expense (benefit)	$(63)	$(4,093)
Change in valuation allowance	63	4,093
Actual tax expense (benefit)	$-	$-

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of March 31, 2019, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest revenues. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

•

Voice recording software Mixcraft

•

Voice recording software Blaze Media Pro

On March 21, 2018, the Company transferred all the equipment to Andrei Gurduiala. The Company is unable to conduct its business currently, as the equipment was its core production tool. The Company expects to expand its operations in Romania to conquer the market during 2021.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

The Company transferred all the equipment to Andrei Gurduiala on March 21, 2018.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or Romania will have a material impact on the way we conduct our business.

FACILITIES

Our previously leased office was located at Strada C. A. Rosetti 5, Bucharest 030167 Romania. Our current office is provided by our sole director Andrei Gurduiala rent-free at the following address: Jean-Louis Calderon 31, Bucharest, 030167, Romania. Our telephone number is +40371700093.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Andrei Gurduiala, currently devotes approximately 20 hours per week to company matters. After receiving funding, Andrei Gurduiala plans to devote, as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

There were 6,087,500 shares of common stock issued and outstanding as of March 31, 2019.

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2019 and 2018:

Revenue and cost of goods sold

For the three months ended March 31, 2019 and 2018 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2019 were $300. The operating expenses for the three months ended March 31, 2019 included professional fees of $300.

Total operating expenses for the three months ended March 31, 2018 were $13,066. The operating expenses for the three months ended March 31, 2018 included advertising expense of $1,987 audit fees of $9,375; depreciation of $1,029 and rent expense of $675. The Company had a loss on asset sale of $2,047 for the three months ended March 31, 2018.

Net Loss

The net loss for the three months ended March 31, 2019 and 2018 was $300 and $15,113, respectively. The changes are related to decrease in operating expenses.

Liquidity and capital resources

As at March 31, 2019, our total assets were $0.

As at March 31, 2019, our current liabilities were $1,900.

As at March 31, 2019, we had a working capital deficit of $1,900.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2019 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2019 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2019 net cash flows from financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on September 24, 2020.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)