Form 10-Q
period 2019-09-30
Crona Corp.
filed 2020-10-01
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 Condensed Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	4 5

	Condensed Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	6

	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	7

	Notes to the Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

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

Crona Corp.

CONDENSED BALANCE SHEETS

September 30, 2019 and December 31, 2018

ASSETS
	September 30, 2019 (Unaudited)	December 31, 2018

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,500	$1,600
Total Current Liabilities	2,500	1,600

Total Liabilities	2,500	1,600

Commitments and Contingencies (Note 5)

Stockholders’ (Deficit) Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(39,991)	(39,091)
Total Stockholders’ (Deficit) Equity	(2,500)	(1,600)

Total Liabilities and Stockholders’ (Deficit) Equity	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2019 and 2018

UNAUDITED

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
REVENUES	$-	$-	$-	$-
Gross Profit	-	-	-	-

OPERATING EXPENSES
General and Administrative Expenses	300	975	900	17,042
TOTAL OPERATING EXPENSES	300	975	900	17,042

LOSS ON SALE OF EQUIPMENT	-	-	-	2,047

NET LOSS FROM OPERATIONS	(300)	(975)	(900)	(19,089)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(300)	$(975)	$(900)	$(19,089)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500	6,087,500	6,087,500

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Three and nine months ended September 30, 2019 and 2018

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		(Deficit) Equity
For the nine months ended September 30, 2018
Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,601)	$ 17,890

Net loss	-	-	-	(19,089)	(19,089)

Balance, September 30, 2018	6,087,500	$ 6,088	$ 31,403	$ (38,690)	$ (1,199)

For the three months ended September 30, 2018
Balance, June 30, 2018	6,087,500	$ 6,088	$ 31,403	$ (37,715)	$ (224)

Net loss	-	-	-	(975)	(975)

Balance, September 30, 2018	6,087,500	$ 6,088	$ 31,403	$ (38,690)	$ (1,199)

For the nine months ended September 30, 2019
Balance, December 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (39,091)	$ (1,600)

Net loss	-	-	-	(900)	(900)

Balance, September 30, 2019	6,087,500	$ 6,088	$ 31,403	$ (39,991)	$ (2,500)

For the three months ended September 30, 2019
Balance, June 30, 2019	6,087,500	$ 6,088	$ 31,403	$ (39,691)	$ (2,200)

Net loss	-	-	-	(300)	(300)

Balance, September 30, 2019	6,087,500	$ 6,088	$ 31,403	$ (39,991)	$ (2,500)

See accompanying notes, which are an integral part of these condensed financial statements

                                                                                                                              6

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2019 and 2018

UNAUDITED

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(900)	$(19,089)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	1,029
Loss on equipment	-	2,047
Changes in operating assets and liabilities:
Prepaid expenses	-	5,339
Accounts payable	900	1,299
CASH FLOWS FROM OPERATING ACTIVITIES	-	9,375

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	-	9,375
CASH FLOWS FROM FINANCING ACTIVITIES	-	9,375

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	31

Cash, end of period	$-	$31

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$-	$17,675

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the three months ended September 30, 2019.  The Company currently has losses of $900 and $39,991 for the nine months ended September 30, 2019 and the period from inception (October 6, 2016) to September 30, 2019, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

September 30, 2019

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

Advertising

The Company expenses advertising costs as incurred. During the nine months ended September 30, 2019 and 2018 the Company incurred $0 and $3,313 of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

September 30, 2019

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

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till September 30, 2018, at which time it was not renewed. For the nine months ended September 30, 2019 and 2018 rent expenses was $0 and $2,025, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of September 30, 2019, the Company had net operating loss carry forwards of approximately $8,518 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2019 was approximately $8,518. The net change in valuation allowance for the nine months ended September 30, 2019 was $189. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2019. All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of September 30, 2019	As of December 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(8,518)	$(8,329)
Valuation allowance	8,518	8,329
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of September 30, 2019	As of December 31, 2018
Computed “expected” tax expense (benefit)	$(189)	$(4,093)
Change in valuation allowance	189	4,093
Actual tax expense (benefit)	$-	$-

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of September 30, 2019, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest revenues. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

There were 6,087,500 shares of common stock issued and outstanding as of September 30, 2019.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2019 and 2018:

Revenue and cost of goods sold

For the three months ended September 30, 2019 and 2018 the Company had not generated any revenue.

For the nine months ended September 30, 2019 and 2018 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2019 were $300. The operating expenses for the three months ended September 30, 2019 included professional fees of $300.

Total operating expenses for the three months ended September 30, 2018 were $975. The operating expenses for the three months ended September 30, 2018 included rent expense of $675 and professional fees of $300.

Total operating expenses for the nine months ended September 30, 2019 were $900. The operating expenses for the nine months ended September 30, 2019 included professional fees of $600.

Total operating expenses for the nine months ended September 30, 2018 were $17,042. The operating expenses for the nine months ended September 30, 2018 included advertising expense of $3,313; audit fees of $9,375; depreciation of $1,029; rent expense of $2,025 and professional fees of $1,300. The Company had a loss on asset sale of $2,047 for the nine months ended September 30, 2018.

Net Loss

The net loss for the three months ended September 30, 2019 and 2018 was $300 and $975, respectively.

The net loss for the nine months ended September 30, 2019 and 2018 was $900 and $19,089, respectively.

Liquidity and capital resources

As at September 30, 2019, our total assets were $0.

As at September 30, 2019, our current liabilities were $2,500.

As at September 30, 2019, we had a working capital deficit of $2,500.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2019 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2019 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2019 net cash flows from financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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