Form 10-K
period 2019-12-31
Crona Corp.
filed 2020-11-03
CIK 1696411

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7380 (Primary Standard Industrial Classification Number)	EIN 35-2574778 (IRS Employer Identification Number)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of November 3, 2020.

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of December 31, 2019, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

As of December 31, 2019, no shares of our common stock have traded.

Number of Holders

As of December 31, 2019, the 6,087,500 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2019 and 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2019 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2018.

Our net loss for the fiscal year ended December 31, 2019 was $1,200 compared to a net loss of $19,490 during the fiscal year ended December 31, 2018. During the fiscal year ended December 31, 2019, the Company had not generated any revenue because of the change in the management. The newly assigned director had to obtain knowledge and skills in the recording business before he could renew the Company`s operation.

Operating expenses for the year ended December 31, 2019 consisted of professional fees of $1,200. Operating expenses for the year ended December 31, 2018 consisted of professional fees of $10,975, and general and administrative expenses of $6,468. For the year ended December 31, 2018 the Company incurred loss on sale of equipment for $2,047. The decrease in expenses is related to the reduction in the scope of activities.

The weighted average number of shares outstanding for the fiscal years ended December 31, 2019 and 2018 was 6,087,500.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2019 and 2018

As of December 31, 2019, our total assets were $0 and our total liabilities were $2,800 which comprised of accounts payable.

As of December 31, 2018, our total assets were $0 and our total liabilities were $1,600 which comprised of accounts payable. Stockholders’ equity decreased from $(1,600) as of December 31, 2018 to $(2,800) as of December 31, 2019.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2019, net cash flows provided by operating activities were $0.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2019, we generated $0 in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2019, net cash flows from financing activities was $0.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2019 and December 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2017.

Tampa, Florida

October 27, 2020

CRONA CORP.

BALANCE SHEETS

ASSETS	December 31, 2019	December 31, 2018

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$2,800	$1,600

Total Current Liabilities	2,800	1,600
Total Liabilities	2,800	1,600
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(40,291)	(39,091)
Total Stockholders’ Deficit	(2,800)	(1,600)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2019	For the Year ended December 31, 2018

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	1,200	10,975
General and administrative expenses	-	6,468

TOTAL OPERATING EXPENSES	1,200	17,443

Loss on sale of equipment	-	2,047

NET LOSS FROM OPERATIONS	(1,200)	(19,490)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,200)	$(19,490)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance, December 31, 2017	6,087,500	$ 6,088	$ 31,403	$ (19,601)	$ 17,890

Net loss	-	-	-	(19,490)	(19,490)

Balance, December 31, 2018	6,087,500	6,088	$ 31,403	(39,091)	$ (1,600)

Net loss	-	-	-	(1,200)	(1,200)

Balance, December 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (40,291)	$ (2,800)

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,200)	$(19,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,029
Loss on equipment	-	2,047
Changes in operating assets and liabilities:
Prepaid rent	-	5,408
Accounts payable	1,200	1,600
CASH FLOWS FROM OPERATING ACTIVITIES	-	(9,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	-	9,375
CASH FLOWS FROM FINANCING ACTIVITIES	-	9,375

NET INCREASE (DECREASE) IN CASH	-	(31)
Cash, beginning of period	-	31
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid through sale of equipment	$-	$17,675

See accompanying notes to financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had no revenues for the fiscal year ended December 31, 2019.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the next 5 years, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Equipment

Equipment is stated at cost, net of accumulated depreciation.  The cost of equipment is depreciated using the straight-line method over 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the equipment's useful life are capitalized. Equipment sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Advertising

The Company expenses advertising costs as incurred. During the years ended December 31, 2019 and 2018 the Company incurred $0 and $3,313 of advertising expenses, respectively.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606 “Revenue from Contracts with Customers”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one year rental agreement for a $225 monthly fee, starting on December 1, 2016. The term of the lease ended November 30, 2017, and prolonged till September 30, 2018, at which time it was not renewed. For the years ended December 31, 2019 and 2018 rent expense was $0 and $2,095, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019 and 2018

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2019 the Company had net operating loss carry forwards of approximately $8,581 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2019 and 2018 was $8,581 and $8,329, respectively. The net change in valuation allowance during the years ended December 31, 2019 and 2018 was $252 and $4,093, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	At December 31, 2019	At December 31, 2018
Non-current deferred tax assets:
Net operating loss carry forward	$(8,581)	$(8,329)
Valuation allowance	8,581	8,329
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2019 and 2018 as follows:

	At December 31, 2019	At December 31, 2018
Computed “expected” tax expense (benefit)	$(252)	$(4,093)
Change in valuation allowance	252	4,093
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7– SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2019 to November 3, 2020, and has determined the following events:

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

	52	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Robert T. Malasek (President)	2019	0	0	0	0	0	0	0	0
Robert T. Malasek (President)	2018	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2019 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group. 21

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andrei Gurduiala	5,000,000 shares of common stock (director)	82%

The percent of class is based on 6,087,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2019, we incurred $0 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements. During the year ended December 31, 2018, we incurred $9,375 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2017.

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

CRONA CORP.
Dated: November 3, 2020	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer

                                                                                                                           23