Form 10-Q
period 2020-03-31
Crona Corp.
filed 2020-11-20
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of November 20, 2020.

Crona Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019 Condensed Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited)	4 5

	Condensed Statements of Stockholders’ Deficit for the three months ended March 31, 2020 and 2019 (Unaudited)	6

	Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	7

	Notes to the Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

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

Crona Corp.

CONDENSED BALANCE SHEETS

March 31, 2020 and December 31, 2019

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$5,100	$2,800
Total Current Liabilities	5,100	2,800

Total Liabilities	5,100	2,800

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(42,591)	(40,291)
Total Stockholders’ Deficit	(5,100)	(2,800)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

UNAUDITED

	Three months ended March 31, 2020	Three months ended March 31, 2019
REVENUES	$-	$-
Gross Profit	-	-

OPERATING EXPENSES
Professional Fees	5,300	300
TOTAL OPERATING EXPENSES	5,300	300

GAIN ON FORGIVENESS OF DEBT	3,000	-

NET LOSS FROM OPERATIONS	(2,300)	(300)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,300)	$(300)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three months ended March 31, 2020 and 2019

UNAUDITED

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Deficit
For the three months ended March 31, 2019
Balance, December 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (39,091)	$ (1,600)

Net loss	-	-	-	(300)	(300)

Balance, March 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (39,391)	$ (1,900)

For the three months ended March 31, 2020
Balance, December 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (40,291)	$ (2,800)

Net loss	-	-	-	(2,300)	(2,300)

Balance, March 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (42,591)	$ (5,100)

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2020 and 2019

UNAUDITED

	Three months ended March 31, 2020	Three months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,300)	$(300)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	3,000	-
Changes in operating assets and liabilities:
Accounts payable	2,300	300
CASH FLOWS FROM OPERATING ACTIVITIES	(3,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advance	3,000	-
CASH FLOWS FROM FINANCING ACTIVITIES	3,000	-

NET CHANGE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2020

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “Commission”) on November 3, 2020.

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the three months ended March 31, 2020.  The Company currently has losses of $2,300 and $42,591 for the three months ended March 31, 2020 and the period from inception (October 6, 2016) to March 31, 2020, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

March 31, 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

On March 19, 2020, Robert T.  Malasek advanced to the Company $3,000. During the three months ended March 31, 2020, the advance was forgiven and is included on the statements of operations as a gain on forgiveness of debt.

Note 5 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2020, the Company had net operating loss carry forwards of $9,064 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2020 was $9,064. The net change in valuation allowance for the three months ended March 31, 2020 was $483. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2020

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2020. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of March 31, 2020	As of December 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(9,064)	$(8,581)
Valuation allowance	9,064	8,581
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of March 31, 2020	As of December 31, 2019
Computed “expected” tax expense (benefit)	$(483)	$(252)
Change in valuation allowance	483	252
Actual tax expense (benefit)	$-	$-

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2020 and 2019:

Revenue and cost of goods sold

For the three months ended March 31, 2020 and 2019 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2020 were $5,300. The operating expenses for the three months ended March 31, 2020 included audit fees of $5,000 and professional fees of $300.

Total operating expenses for the three months ended March 31, 2019 were $300. The operating expenses for the three months ended March 31, 2019 included professional fees of $300.

The Company incurred costs of $5,000 for the audit of the 10-K for the year ended December 31, 2018 during the three months ended March 31, 2020. The Company had no audit fees for the three months ended March 31, 2019. This has resulted in an increase in operating expenses for the three months ended March 31, 2020 compared to the operating expenses for the three months ended March 31, 2019.

Net Loss

The net loss for the three months ended March 31, 2020 and 2019 was $2,300 and $300, respectively. The changes are related to increase in audit fees. On March 19, 2020, Robert T.  Malasek advanced to the Company $3,000 to cover the costs on professional services of Globex Transfer, LLC. On March 19, 2020 Robert T.  Malasek forgave the mentioned indebtness. This resulted in gain on debt forgiveness of $3,000.

Liquidity and capital resources

As at March 31, 2020, our total assets were $0.

As at March 31, 2020, our current liabilities were $5,100.

As at March 31, 2020, we had a working capital deficit of $5,100.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2020 net cash flows used in operating activities was $3,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2020 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2020 net cash flows from financing activities was $3,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Bucharest, Romania on November 20, 2020.

Crona Corp.

By:	/s/	Andrei Gurduiala
	Name:	Andrei Gurduiala
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)