Form 10-K
period 2020-12-31
Crona Corp.
filed 2021-04-01
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of March 31, 2021.

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

General description of our activity

We were incorporated on October 6, 2016 in the State of Nevada, USA. The Company’s business operations are located in Romania. As of December 31, 2020, Crona Corp. has generated revenues of $36,210 in Romania, Bucharest. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

The Company will typically receive royalties of a negotiated percentage between 18% and 75% of sales of the production and Distribution Company’s published dealer price less certain packaging deductions. In addition, the Company may receive between 18% and 75% of net royalty receipts in the particular nation or region. In connection with the license agreement, the Company may receive a cash advance.

Crona Corp. signed a Recording Studio Contract with the following customers: NM & Mike J Production, Vent Event Romania, World Music Ltd. and MALISTIRNO SRL.

Crona Corp. has generated revenues since inception of $36,210 for providing recording service to our customers.

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

•

Voice recording software Mixcraft

•

Voice recording software Blaze Media Pro

On March 21, 2018, the Company transferred all the equipment to the prior director Andrei Gurduiala, as a result the Company is unable to conduct its business currently, as the equipment was its core production tool. As of the date of filing Crona Corp. is planning to expand the range of recording equipment and obtain needed software for recording purposes in Romania. There will be additional recording equipment, which will make the sound clearer and software will help in adding special effects. Through the use of the newly purchased equipment, we could book as little as one hour or as many as 24 hours per day, allowing the business to focus on providing recording services for record labels, music producers, and recording artists. The facility and its equipment will be rented on either an hourly, daily, weekly, or monthly basis as dictated by the clients’ needs. Our sole officer and director will also serve as engineer, producer for our business and the Company will provide duplication services at competitive rates and according to the clients’ budgets.

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

As of December 31, 2020, no shares of our common stock have traded.

Number of Holders

As of December 31, 2020, the 6,087,500 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2020 and 2019.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2020 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2019.

Our net loss for the fiscal year ended December 31, 2020 was $24,062 compared to a net loss of $1,200 during the fiscal year ended December 31, 2019. The changes are related to increase in operating expenses. On March 19, 2020, Robert T. Malasek advanced to the Company $3,000 to cover the costs on professional services of Globex Transfer, LLC. On March 19, 2020 Robert T. Malasek forgave the mentioned indebtedness. This resulted in gain on debt forgiveness of $3,000.

Operating expenses for the year ended December 31, 2020 consisted of professional fees of $26,691 and general and administrative expenses of $371. Operating expenses for the year ended December 31, 2019 consisted of professional fees of $1,200. The increase in expenses is related to renew the Company's operation.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2020 and 2019

As of December 31, 2020, our total assets were $8,886 and our total liabilities were $35,748 which comprised of accounts payable and related party advances.

As of December 31, 2019, our total assets were $0 and our total liabilities were $2,800 which comprised of accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2020, net cash flows from operating activities were $36,358.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2020, we generated $2,000 in investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2020, net cash flows from financing activities was $38,358, which was due to related party advances.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2020 and 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and       Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

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

Tampa, Florida

March 31, 2021

3001 N. Rocky Point Dr. East, Suite 200 i Tampa, Florida 33607 i 813.367.3527

CRONA CORP.

BALANCE SHEETS

ASSETS	December 31, 2020	December 31, 2019

Current Assets
Prepaid expenses	$6,886	$-
Total Current Assets	6,886	-
Long-term Assets
Deposit for w ebsite	2,000	-
Total Long-term Assets	2,000	-
Total Assets	$8,886	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$390	$2,800
Related party advances	35,358	-
Total Current Liabilities	35,748	2,800
Total Liabilities	35,748	2,800
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(64,353)	(40,291)
Total Stockholders’ Deficit	(26,862)	(2,800)

Total Liabilities and Stockholders’ Deficit	$8,886	$-

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2020	For the Year ended December 31, 2019

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	26,691	1,200
General and administrative expenses	371	-

TOTAL OPERATING EXPENSES	27,062	1,200

Gain on forgiveness of debt	3,000	-

NET LOSS FROM OPERATIONS	(24,062)	(1,200)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(24,062)	$(1,200)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	6,087,500	$ 6,088	$ 31,403	$ (39,091)	$ (1,600)

Net loss	-	-	-	(1,200)	(1,200)

Balance, December 31, 2019	6,087,500	6,088	31,403	(40,291)	(2,800)

Net loss	-	-	-	(24,062)	(24,062)

Balance, December 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (64,353)	$ (26,862)

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,062)	$(1,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(3,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,886)	-
Accounts payable	(2,410)	1,200
CASH FLOWS FROM OPERATING ACTIVITIES	(36,358)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for website	(2,000)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	38,358	-
CASH FLOWS FROM FINANCING ACTIVITIES	38,358	-

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with Generally Accepted Accounting Principles (GAAP), which contemplate continuation of the Company as a going concern.  The Company generated no revenues for the year ended December 31, 2020. The Company currently has losses of $24,062 and $1,200 for the years ended December 31, 2020 and 2019, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Any results of financial impact of the COVID-19 pandemic cannot be reasonably estimated now but it may have a material adverse impact on our results of operations and business.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 606. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Leases

In February 2016, ASC Topic 842, Leases, was issued to replace the leases requirements in ASC Topic 840, Leases. The main difference between previous GAAP and ASC Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.

On January 1, 2019, the Company adopted the new guidance. As permitted under the new guidance, the Company ha s ~~d~~ made the accounting policy election not to apply the recognition provisions of the new guidance to short term leases; instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2020 our sole director Andrei Gurduiala has advanced to the Company $35,358. This advance is unsecured, non-interest bearing and due on demand. In March 2020, a $3,000 advance from Robert T. Malasek, former Director, was forgiven and is included on the statements of operations as a gain on forgiveness of debt.

Note 5 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. For the years ended December 31, 2020 and 2019 rent expense was $371 and $0, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020 and 2019

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of December 31, 2020, the Company had net operating loss carry forwards of approximately $14,102 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2020 and 2019 was $13,514 and $8,581, respectively. The net change in valuation allowance during the years ended December 31, 2020 and 2019 was $4,933 and $252, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2020.  All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of December 31, 2020	As of December 31, 2019
Non-current deferred tax assets:
Net operating loss carry forward	$(13,514)	$(8,581)
Valuation allowance	13,514	8,581
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2020 and 2019 as follows:

	As of December 31, 2020	As of December 31, 2019
Computed “expected” tax expense (benefit)	$(4,933)	$(252)
Change in valuation allowance	4,933	252
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Andrei Gurduiala	42	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

March 20, 2020, our board appointed initial Incorporator of the Company Andrei Gurduiala as a Director, President, Treasurer and Secretary of the Company. As of date these financial statements were issued, our board of directors is comprised of one person: Andrei Gurduiala.

Biographical Information and Background of officer and director

Andrei Gurduiala

Mr. Gurduiala has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since October 6, 2016 to March 21, 2018 and from March 20, 2020 till the present.

Our sole officer and director background mainly contains from following:

Experience:

Band group “New Emblem”, Bucharest

2005-2007- nylon guitar player, sometimes plays the drums

“Ancris” IT Company, Bucharest

2007-2010- worked with the software program for background music

“Soundgroup” Company, Bucharest

2010-2012- mixering and mastering of electronic tracks

“One Wave Production” Studio, Bucharest

2012-2016- music producer for solo musician and music bands

Education:

1995-1998-Graduated from Stefan Neaga College of Music, Chisinau city, Moldova

Profession: guitar and piano musician

2000-2005- National University of Music Bucharest (UNMB), ElectroAcoustical Music and Multimedia, Bucharest

Profession: master of sound digital interactions

Achievements:

Organized local concerts for guest-musicians in Bucharest (2011-2014)

Took the participation in the international festival “Ethno-Jazz” (2010)

Took the participation in the international festival “Martisor” (2013)

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrei Gurduiala	2020	-	-	-	-	-	-	-	-
Robert T. Malasek (President)	2019	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2020, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2020 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2020, we incurred $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

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

CRONA CORP.
Dated: April 01, 2021	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer