Form 10-Q
period 2021-03-31
Crona Corp.
filed 2021-05-14
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

Yes ( )

No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of May 13, 2021.

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

Crona Corp.

CONDENSED BALANCE SHEETS

March 31, 2021 and December 31, 2020

ASSETS	March 31, 2021 (Unaudited)	December 31, 2020

Current Assets
Prepaid expenses	$5,768	$6,886
Total Current Assets	5,768	6,886
Long-term Assets
Deposit for website	2,000	2,000
Total Long-term Assets	2,000	2,000
Total Assets	$7,768	$8,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$393	$390
Related party advances	39,858	35,358
Total Current Liabilities	40,251	35,748
Total Liabilities	40,251	35,748
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(69,974)	(64,353)
Total Stockholders’ Deficit	(32,483)	(26,862)

Total Liabilities and Stockholders’ Deficit	$7,768	$8,886

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended March 31, 2021 and 2020 UNAUDITED

	Three months ended March 31, 2021	Three months ended March 31, 2020

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	4,508	5,300
General and administrative expenses	1,113	-

TOTAL OPERATING EXPENSES	5,621	5,300

Gain on forgiveness of debt	-	3,000

NET LOSS FROM OPERATIONS	(5,621)	(2,300)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,621)	$(2,300)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three months ended March 31, 2021 and 2020 UNAUDITED

	Common Stock	Additional Paid-in	Accumulated		Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the three months ended March 31, 2020
Balance, December 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (40,291)	$ (2,800)
Net loss	-	-	-	(2,300)	(2,300)
Balance, March 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (42,591)	$ (5,100)
For the three months ended March 31, 2021
Balance, December 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (64,353)	$ (26,862)
Net loss	-	-	-	(5,621)	(5,621)
Balance, March 31, 2021	6,087,500	$ 6,088	$ 31,403	$ (69,974)	$ (32,483)

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2021 and 2020 UNAUDITED

	Three months ended March 31, 2021	Three months ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,621)	$(2,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(3,000)
Changes in operating assets and liabilities:
Prepaid expenses	1,118	-
Accounts payable	3	2,300
CASH FLOWS FROM OPERATING ACTIVITIES	(4,500)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	4,500	3,000
CASH FLOWS FROM FINANCING ACTIVITIES	4,500	3,000

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements

Crona Corp.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2021

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2021.

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

Note 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the three months ended March 31, 2021. The Company currently has losses of $5,621 and $69,974 for the three months ended March 31, 2021 and the period from inception (October 6, 2016) to March 31, 2021, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

March 31, 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 our sole director Andrei Gurduiala has advanced to the Company $39,858. This advance is unsecured, non-interest bearing and due on demand. In March 2020, a $3,000 advance from Robert T. Malasek, former Director, was forgiven and is included on the condensed statements of operations as a gain on forgiveness of debt.

Note 5 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. For the three months ended March 31, 2021 and 2020 rent expense was $1,113 and $0, respectively.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2021

Note 6 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits. As of March 31, 2021, the Company had net operating loss carry forwards of $14,695 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2021 was $14,695. The net change in valuation allowance for the three months ended March 31, 2021 was $1,181. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of March 31, 2021	As of December 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(14,695)	$(13,514)
Valuation allowance	14,695	13,514
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of March 31, 2021	As of December 31, 2020
Computed “expected” tax expense (benefit)	$(1,181)	$(4,933)
Change in valuation allowance	1,181	4,933
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for service of music studios. There are several companies in Romania in our industry, such as: DAW.RO, INES Studios, and Harmonix Recording Studio. Management believes that we can develop ourselves in the industry, once we attract customers and become profitable.

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

FACILITIES

Our previously leased office was located at Strada C. A. Rosetti 5, Bucharest 030167 Romania. Our current office was located at Jean-Louis Calderon 31, Bucharest, 030167, Romania.  Our telephone number is +40371700093.

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2021 and 2020:

Revenue and cost of goods sold

For the three months ended March 31, 2021 and 2020 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2021 were $5,621. The operating expenses for the three months ended March 31, 2021 included professional fees of $4,508 and general and administrative expenses of $1,113.

Total operating expenses for the three months ended March 31, 2020 were $5,300. The operating expenses for the three months ended March 31, 2020 included audit fees of $5,000 and professional fees of $300.

The Company had no rent expense for the three months ended March 31, 2020. This has resulted in an increase in operating expenses for the three months ended March 31, 2021 compared to the operating expenses for the three months ended March 31, 2020.

Net Loss

The net loss for the three months ended March 31, 2021 and 2020 was $5,621 and $2,300, respectively. On March 19, 2020, Robert T. Malasek advanced to the Company $3,000 to cover the costs on professional services of Globex Transfer, LLC. On March 19, 2020 Robert T. Malasek forgave the mentioned indebtedness. This resulted in a gain on debt forgiveness of $3,000.

Liquidity and capital resources

As at March 31, 2021, our total assets were $7,768.

As at March 31, 2021, our total liabilities were $40,251.

As at March 31, 2021, we had a working capital deficit of $34,483.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2021 net cash flows used in operating activities was $4,500.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2021 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2021 net cash flows provided by financing activities was $4,500.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.
Dated: May 14, 2021	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer