Form 10-Q
period 2021-09-30
Crona Corp.
filed 2021-11-15
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Street: Strada Jean-Louis Calderon 31 City: Bucharest ZIP: 030167 Country: RO + 403-71700107 management@corpcrona.com (Address and telephone number of principal executive offices)

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

Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of November 11, 2021.

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

Crona Corp.

BALANCE SHEETS

September 30, 2021 and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current Assets
Prepaid expenses	$742	$6,886
Total Current Assets	742	6,886
Long-term Assets
Deposit for website	2,000	2,000
Total Long-term Assets	2,000	2,000
Total Assets	$2,742	$8,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$401	$390
Related party advances	44,057	35,358
Total Current Liabilities	44,458	35,748
Total Liabilities	44,458	35,748
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(79,207)	(64,353)
Total Stockholders’ Deficit	(41,716)	(26,862)

Total Liabilities and Stockholders’ Deficit	$2,742	$8,886

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2021 and 2020 (UNAUDITED)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,006	10,081	8,715	17,381
General and administrative expenses	1,113	-	6,139	-
TOTAL OPERATING EXPENSES	3,119	10,081	14,854	17,381

GAIN ON FORGIVENESS OF DEBT	-	-	-	3,000

NET LOSS FROM OPERATIONS	(3,119)	(10,081)	(14,854)	(14,381)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,119)	$(10,081)	$(14,854)	$(14,381)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500	6,087,500	6,087,500

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and nine months ended September 30, 2021 and 2020 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

For the nine months ended September 30, 2020
Balance, December 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (40,291)	$ (2,800)
Net loss	-	-	-	(14,381)	(14,381)
Balance, September 30, 2020	6,087,500	$ 6,088	$ 31,403	$ (54,672)	$ (17,181)
For the three months ended September 30, 2020
Balance, June 30, 2020	6,087,500	$ 6,088	$ 31,403	$ (44,591)	$ (7,100)
Net loss	-	-	-	(10,081)	(10,081)
Balance, September 30, 2020	6,087,500	$ 6,088	$ 31,403	$ (54,672)	$ (17,181)
For the nine months ended September 30, 2021
Balance, December 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (64,353)	$ (26,862)
Net loss	-	-	-	(14,854)	(14,854)
Balance, September 30, 2021	6,087,500	$ 6,088	$ 31,403	$ (79,207)	$ (41,716)
For the three months ended September 30, 2021
Balance, June 30, 2021	6,087,500	$ 6,088	$ 31,403	$ (76,088)	$ (38,597)
Net loss	-	-	-	(3,119)	(3,119)
Balance, September 30, 2021	6,087,500	$ 6,088	$ 31,403	$ (79,207)	$ (41,716)

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2021 and 2020 (UNAUDITED)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,854)	$(14,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(3,000)
Changes in operating assets and liabilities:
Prepaid expenses	6,144	-
Accounts payable	11	(2,275)
CASH FLOWS FROM OPERATING ACTIVITIES	(8,699)	(20,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	8,699	20,106
CASH FLOWS FROM FINANCING ACTIVITIES	8,699	20,106

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the nine months ended September 30, 2021. The Company currently has losses of $14,854 and $79,207 for the nine months ended September 30, 2021 and the period from inception (October 6, 2016) to September 30, 2021, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

September 30, 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2021, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2021 our sole director Andrei Gurduiala has advanced to the Company $44,057. This advance is unsecured, non-interest bearing and due on demand. In March 2020, a $3,000 advance from Robert T. Malasek, former Director, was forgiven and is included on the statements of operations as a gain on forgiveness of debt.

Note 5 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. For the nine months ended September 30, 2021 and 2020 rent expense was $3,339 and $0, respectively.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2021

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 6 – INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of September 30, 2021, the Company had net operating loss carry forwards of $16,633 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at September 30, 2021 was $16,633. The net change in valuation allowance for the nine months ended September 30, 2021 was $3,119. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of September 30, 2021	As of December 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(16,633)	$(13,514)
Valuation allowance	16,633	13,514
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of September 30, 2021	As of December 31, 2020
Computed “expected” tax expense (benefit)	$(3,119)	$(4,933)
Change in valuation allowance	3,119	4,933
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

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

Crona Corp is engaged in negotiations for the purchase of mobile app code in the Java programming language. The code will contain the functionality development that will help create a song recognition app. The application will provide a user with an API library of artists to quickly find the song they are hearing. It will also offer an option of viewing the lyrics and sharing a song.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2021 and 2020:

Revenue and cost of goods sold

For the three months ended September 30, 2021 and 2020 Crona Corp. had not generated any revenue.

For the nine months ended September 30, 2021 and 2020 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended September 30, 2021 were $3,119. The operating expenses for the three months ended September 30, 2021 included general and administrative expenses of $1,113 and professional fees of $2,006.

Total operating expenses for the three months ended September 30, 2020 were $10,081. The operating expenses for the three months ended September 30, 2020 included audit fees of $10,005 and professional fees of $76.

Total operating expenses for the nine months ended September 30, 2021 were $14,854. The operating expenses for the nine months ended September 30, 2021 included general and administrative expenses of $8,715 and professional fees of $6,139.

Total operating expenses for the nine months ended September 30, 2020 were $17,381. The operating expenses for the nine months ended September 30, 2020 included audit fees of $15,005 and professional fees of $2,376.

The Company had no rent expense for the nine months ended September 30, 2020. This has resulted in an increase in operating expenses for the nine months ended September 30, 2021 compared to the operating expenses for the nine months ended September 30, 2020.

Net Loss

The net loss for the three months ended September 30, 2021 and 2020 was $3,119 and $10,081, respectively.

The net loss for the nine months ended September 30, 2021 and 2020 was $14,854 and $14,381, respectively. On March 19, 2020, Robert T. Malasek advanced to the Company $3,000 to cover the costs on professional services of Globex Transfer, LLC. On March 19, 2020 Robert T. Malasek forgave the mentioned indebtedness. This resulted in a gain on debt forgiveness of $3,000.

Liquidity and capital resources

As of September 30, 2021, our total assets were $2,742.

As of September 30, 2021, our total liabilities were $44,458.

As of September 30, 2021, we had a working capital deficit of $43,716.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2021 net cash flows from operating activities was $8,699.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2021 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2021 net cash flows from financing activities was $8,699, which was due to related party advances.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.
Dated: November 15, 2021	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer