Form 10-K
period 2021-12-31
Crona Corp.
filed 2022-03-31
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Non-accelerated Filer [X] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of March 29, 2022.

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

General description of our activity

Currently, the main activity of Crona Corp. is providing music-recognition services.

Crona Corp. is developing a personal assistant program that would easily identify favorite music tracks. Due to unique algorithms of music recognition, users can expand their media library much faster. Such an effective functionality would be achieved by a simple principle of the program. A user needs to push the search button. Then, the program analyzes a music fragment. After successful recognition, data about the music track is displayed on the screen.

A convenient interface gives an opportunity to play favorite tracks quickly and efficiently. Integration with the music streaming services would allow to create playlists and add them to the media library just in a few clicks. All recent tracks are saved so the users can always find them later again. As a result, there would be an option to read lyrics and share a track with others.

For better program exploitation, AI would be used. It will recommend tracks based on users’ preferences and search results. This function will become a unique feature of our mobile application.

We expect AppStore and Google Play to be the major platforms for our program to be submitted. Also, this information would be posted to our website corpcrona.com and would be an effective advertisement instrument for program promotion.

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

As of December 31, 2021, no shares of our common stock have traded.

Number of Holders

As of December 31, 2021, the 6,087,500 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2021 and 2020. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2021 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2020.

Our net loss for the fiscal year ended December 31, 2021 was $17,596 compared to a net loss of $24,062 during the fiscal year ended December 31, 2020. The changes are related to decrease in operating expenses. On March 19, 2020, Robert T. Malasek advanced to the Company $3,000 to cover the costs on professional services of Globex Transfer, LLC. On March 19, 2020 Robert T. Malasek forgave the mentioned indebtedness. This resulted in gain on debt forgiveness of $3,000.

Operating expenses for the year ended December 31, 2021 consisted of professional fees of $10,715 and general and administrative expenses of $6,881. Operating expenses for the year ended December 31, 2020 consisted of professional fees of $26,691 and general and administrative expenses of $371. The decrease in expenses is related to decrease in professional fees. The decrease in expenses is related to decrease in audit fees, since the audit fees in 2020 include audit fees for 2018, 2019 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2021 and 2020

As of December 31, 2021, our total assets were $22,000 and our total liabilities were $66,458 which comprised of related party advances and accounts payable.

As of December 31, 2020, our total assets were $8,886 and our total liabilities were $35,748 which comprised of accounts payable and related party advances.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2021, net cash flows from operating activities were ($1,100).

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2021, net cash flows from investing activities were ($20,000).

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2021, net cash flows from financing activities were $21,100, which was due to related party advances.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the advances from the related parties.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2021 and 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017.

Accell Audit & Compliance, PA

Tampa, Florida

March 29, 2022

CRONA CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Prepaid expenses	$-	$6,886
Total Current Assets	-	6,886
Long-term Assets
Software	20,000	-
Website	2,000	2,000
Total Long-term Assets	22,000	2,000
Total Assets	$22,000	$8,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$10,000	$390
Related party advances	56,458	35,358
Total Current Liabilities	66,458	35,748
Total Liabilities	66,458	35,748
Commitments and contingencies (Note 5)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(81,949)	(64,353)
Total Stockholders’ Deficit	(44,458)	(26,862)

Total Liabilities and Stockholders’ Deficit	$22,000	$8,886

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2021	For the Year ended December 31, 2020

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	10,715	26,691
General and administrative expenses	6,881	371
TOTAL OPERATING EXPENSES	17,596	27,062

GAIN ON FORGIVENESS OF DEBT	-	3,000

NET LOSS FROM OPERATIONS	(17,596)	(24,062)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(17,596)	$(24,062)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, December 31, 2019	6,087,500	$ 6,088	$ 31,403	$ (40,291)	$ (2,800)

Net loss	-	-	-	(24,062)	(24,062)
Balance, December 31, 2020	6,087,500	6,088	31,403	(64,353)	(26,862)

Net loss	-	-	-	(17,596)	(17,596)
Balance, December 31, 2021	6,087,500	$ 6,088	$ 31,403	$ (81,949)	$ (44,458)

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,596)	$(24,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(3,000)
Changes in operating assets and liabilities:
Prepaid expenses	6,886	(6,886)
Accounts payable	9,610	(2,410)
CASH FLOWS FROM OPERATING ACTIVITIES	(1,100)	(36,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(20,000)	-
Deposit for website	-	(2,000)
CASH FLOWS FROM INVESTING ACTIVITIES	(20,000)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	21,100	38,358
CASH FLOWS FROM FINANCING ACTIVITIES	21,100	38,358

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. The Company’s office is in Romania. Crona Corp. provides recording, studio and engineer/ producer services for record labels, music producers and recording artists.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), which contemplate continuation of the Company as a going concern. The Company generated no revenues for the year ended December 31, 2021. The Company currently has losses of $17,596 and $24,062 for the years ended December 31, 2021 and 2020, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Software Development Costs

In accordance with ASC 985-20 "Costs of software to be sold, leased, or marketed" the Company capitalizes software development costs once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized software represents development costs for external-use software. External-use software is defined as software to be sold, leased or marketed. The Company amortizes these costs over the estimated life of software. The software is still in development and no amortization expense being recognized yet. Amortization will begin once development is complete.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 985-20. ASC 985-20 requires the unamortized capitalized software costs be compared to the net realizable value of that product. The amount by which the unamortized capitalized software costs exceed the net realizable value of that asset shall be written off. There were no impairments recognized during the years ended December 31, 2021 and 2022.

Leases

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2021, our sole director Andrei Gurduiala has advanced to the Company $56,458. This advance is unsecured, non-interest bearing and due on demand. In March 2020, a $3,000 advance from Robert T. Malasek, former Director, was forgiven and is included on the statements of operations as a gain on forgiveness of debt.

Note 5 – LONG TERM ASSETS

The Company amortizes software costs and website using the straight-line method over a period of three years.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 and 2020

As of December 31, 2021 and 2020, the software costs were $20,000 and $0, respectively. There were no amortization expenses as the software is still in development.

As of December 31, 2021 and 2020, the website costs were $2,000 and $2,000, respectively. No amortization was recorded during the periods presented, as the website development was completed just prior to December 31, 2021. Amortization expenses will be recorded from 2022.

Note 6 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. For the years ended December 31, 2021 and 2020 rent expense was $4,081 and $371, respectively. The lease is extended from month to month until the Company signs a new rental agreement.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of December 31, 2021, the Company had net operating loss carry forwards of $17,209 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2021 was $17,209. The net change in valuation allowance for the year ended December 31, 2021 was $3,695. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of December 31, 2021	As of December 31, 2020
Non-current deferred tax assets:
Net operating loss carry forward	$(17,209)	$(13,514)
Valuation allowance	17,209	13,514
Net deferred tax assets	$-	$-

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 and 2020

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2021 and 2020 as follows:

	As of December 31, 2021	As of December 31, 2020
Computed “expected” tax expense (benefit)	$(3,695)	$(4,933)
Change in valuation allowance	3,695	4,933
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

  We did not maintain appropriate cash controls – As of December 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

  We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Andrei Gurduiala	43	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

On March 20, 2020, our board appointed initial Incorporator of the Company Andrei Gurduiala as a Director, President, Treasurer and Secretary of the Company. As of date these financial statements were issued, our board of directors is comprised of one person: Andrei Gurduiala.

Biographical Information and Background of officer and director

Andrei Gurduiala

Mr. Gurduiala has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from October 6, 2016 to March 21, 2018 and from March 20, 2020 till the present.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrei Gurduiala	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
Robert T. Malasek (President)	2020	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2021, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2021 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2021, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2021, we incurred $10,505 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

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

CRONA CORP.
Dated: March 31, 2022	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer