Form 10-Q
period 2022-03-31
Crona Corp.
filed 2022-05-16
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Street: Strada Jean-Louis Calderon 31 City: Bucharest ZIP: 030167 Country: RO, + 403-71700107 management@corpcrona.com (Address and telephone number of principal executive offices)

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

Yes (X) No ( ).

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes (X) No ( ).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )

Accelerated filer ( )

Non-accelerated Filer (X)

Smaller reporting company (X)

Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of May 16, 2022.

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

Crona Corp.

BALANCE SHEETS

March 31, 2022 and December 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Prepaid expenses	$13,613	$-
Total Current Assets	13,613	-
Long-term Assets
Software	20,000	20,000
Website, net	1,833	2,000
Total Long-term Assets	21,833	22,000
Total Assets	$35,446	$22,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$4,500	$10,000
Related party advances	81,282	56,458
Total Current Liabilities	85,782	66,458
Total Liabilities	85,782	66,458
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(87,827)	(81,949)
Total Stockholders’ Deficit	(50,336)	(44,458)

Total Liabilities and Stockholders’ Deficit	$35,446	$22,000

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF OPERATIONS

Three months ended March 31, 2022 and 2021 (UNAUDITED)

	Three months ended March 31, 2022	Three months ended March 31, 2021

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	4,598	4,508
General and administrative expenses	1,113	1,113
Depreciation expenses	167	-
TOTAL OPERATING EXPENSES	5,878	5,621

NET LOSS FROM OPERATIONS	(5,878)	(5,621)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,878)	$(5,621)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three months ended March 31, 2022 and 2021 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
For the three months ended March 31, 2021
Balance, December 31, 2020	6,087,500	$ 6,088	$ 31,403	$ (64,353)	$ (26,862)
Net loss	-	-	-	(5,621)	(5,621)
Balance, March 31, 2021	6,087,500	$ 6,088	$ 31,403	$ (69,974)	$ (32,483)
For the three months ended March 31, 2022
Balance, December 31, 2021	6,087,500	$6,088	$31,403	$ (81,949)	$ (44,458)
Net loss	-	-	-	(5,878)	(5,878)
Balance, March 31, 2022	6,087,500	$ 6,088	$ 31,403	$ (87,827)	$ (50,336)

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2022 and 2021 (UNAUDITED)

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,878)	$(5,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	167	-
Changes in operating assets and liabilities:
Prepaid expenses	(13,613)	1,118
Accounts payable	(5,500)	3
CASH FLOWS FROM OPERATING ACTIVITIES	(24,824)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	24,824	4,500
CASH FLOWS FROM FINANCING ACTIVITIES	24,824	4,500

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022.

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. The Company’s office is in Romania. Crona Corp. provides recording, studio and engineer/ producer services for record labels, music producers and recording artists.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the three months ended March 31, 2022. The Company currently has losses of $5,878 and $87,827 for the three months ended March 31, 2022 and the period from inception (October 6, 2016) to March 31, 2022, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

March 31, 2022

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Software Development Costs

In accordance with ASC 985-20 "Costs of software to be sold, leased, or marketed" the Company capitalizes software development costs once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized software represents development costs for external- use software. External-use software is defined as software to be sold, leased or marketed. The Company amortizes these costs over the estimated life of software. The software is still in development and no amortization expense being recognized yet. Amortization will begin once development is complete.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 985 “Software”. ASC 985-20 requires the unamortized capitalized software costs be compared to the net realizable value of that product. The amount by which the unamortized capitalized software costs exceed the net realizable value of that asset shall be written off. There were no impairments recognized during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2022 our sole director Andrei Gurduiala has advanced to the Company $81,282. This advance is unsecured, non-interest bearing and due on demand.

Note 5 – LONG TERM ASSETS

The Company amortizes software costs and website using the straight-line method over a period of three years.

As of March 31, 2022 and December 31, 2021, the software costs were $20,000. There were no amortization expenses as the software is still in development.

As of March 31, 2022 and December 31, 2021, the website costs were $2,000. For the three months ended March 31, 2022 and 2021, the amortization expenses were $167 and $0, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. For the three months ended March 31, 2022 and 2021 rent expense was $1,113.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7– INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of March 31, 2022, the Company had net operating loss carry forwards of $18,444 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at March 31, 2022 was $18,444. The net change in valuation allowance for the three months ended March 31, 2022 was $1,235. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2022. All tax years since inception remain open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2022

The provision for Federal income tax consists of the following:

	As of March 31, 2022	As of December 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(18,444)	$(17,209)
Valuation allowance	18,444	17,209
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of March 31, 2022	As of December 31, 2021
Computed “expected” tax expense (benefit)	$(1,235)	$(3,695)
Change in valuation allowance	1,235	3,695
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

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

For better program exploitation, artificial intelligence (“AI”) would be used. It will recommend tracks based on users’ preferences and search results. This function will become a unique feature of our mobile application.

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

Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis) unless the SEC determines that the application of such additional requirements is necessary or appropriate in the public interest, after considering protection of investors, and whether the action will promote efficiency, competition and capital formation; Submit certain executive compensation on matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;”

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2022 and 2021:

Revenue and cost of goods sold

For the three months ended March 31, 2022 and 2021 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2022 were $5,878. The operating expenses for the three months ended March 31, 2022 included depreciation expenses of $167, general and administrative expenses of $1,113 and professional fees of $4,598.

Total operating expenses for the three months ended March 31, 2021 were $5,621. The operating expenses for the three months ended March 31, 2021 included professional fees of $4,508 and general and administrative expenses of $1,113.

The Company had no depreciation expenses for the three months ended March 31, 2021. This has resulted in an increase in operating expenses for the three months ended March 31, 2022 compared to the operating expenses for the three months ended March 31, 2021.

Net Loss

The net loss for the three months ended March 31, 2022 and 2021 was $5,878 and $5,621, respectively.

Liquidity and capital resources

As of March 31, 2022, our total assets were $35,446.

As of March 31, 2022, our total liabilities were $85,782.

As of March 31, 2022, we had a working capital deficit of $72,169.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2022 net cash flows from operating activities was $24,824.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2022 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2022 net cash flows from financing activities was $24,824, which was due to related party advances.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.
Dated: May 16, 2022	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer