Form 10-Q
period 2022-06-30
Crona Corp.
filed 2022-08-04
CIK 1696411

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer ( )

Accelerated filer ( )

Non-accelerated Filer (X)

Smaller reporting company (X)

Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of August 04, 2022.

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

Crona Corp.

BALANCE SHEETS

June 30, 2022 and December 31, 2021

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Prepaid expenses	$220	$-
Total Current Assets	220	-
Long-term Assets
Software	20,000	20,000
Website, net	1,667	2,000
Total Long-term Assets	21,667	22,000
Total Assets	$21,887	$22,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$496	$10,000
Related party advances	89,587	56,458
Total Current Liabilities	90,083	66,458
Total Liabilities	90,083	66,458
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(105,687)	(81,949)
Total Stockholders’ Deficit	(68,196)	(44,458)

Total Liabilities and Stockholders’ Deficit	$21,887	$22,000

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF OPERATIONS

Three and six months ended June 30, 2022 and 2021 (UNAUDITED)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	16,581	2,202	21,180	6,709
General and administrative expenses	1,112	3,912	2,225	5,026
Amortization expenses	167	-	333	-
TOTAL OPERATING EXPENSES	17,860	6,114	23,738	11,735

NET LOSS FROM OPERATIONS	(17,860)	(6,114)	(23,738)	(11,735)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,860)	$(6,114)	$(23,738)	$(11,735)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500	6,087,500	6,087,500

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and six months ended June 30, 2022 and 2021 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
For the six months ended June 30, 2021

Balance, December 31, 2020	6,087,500	$6,088	$31,403	$(64,353)	$(26,862)
Net loss	-	-	-	(11,735)	(11,735)
Balance, June 30, 2021	6,087,500	$6,088	$31,403	$(76,088)	$(38,597)
For the three months ended June 30, 2021

Balance, March 31, 2021	6,087,500	$6,088	$31,403	$(69,974)	$(32,483)
Net loss	-	-	-	(6,114)	(6,114)
Balance, June 30, 2021	6,087,500	$6,088	$31,403	$(76,088)	$(38,597)
For the six months ended June 30, 2022

Balance, December 31, 2021	6,087,500	$6,088	$31,403	$(81,949)	$(44,458)
Net loss	-	-	-	(10,742)	(10,742)
Balance, June 30, 2022	6,087,500	$6,088	$31,403	$(92,691)	$(55,200)
For the three months ended June 30, 2022

Balance, March 31, 2022	6,087,500	$6,088	$31,403	$(87,827)	$(50,336)
Net loss	-	-	-	(17,860)	(17,860)
Balance, June 30, 2022	6,087,500	$6,088	$31,403	(105,687)	$(68,196)

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

STATEMENTS OF CASH FLOWS

Six months ended June 30, 2022 and 2021 (UNAUDITED)

	Six Months ended June 30, 2022	Six Months ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,738)	$(11,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses	333	-
Changes in operating assets and liabilities:
Prepaid expenses	(220)	5,031
Accounts payable	(9,504)	5
CASH FLOWS FROM OPERATING ACTIVITIES	(33,129)	(6,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances	33,129	6,699
CASH FLOWS FROM FINANCING ACTIVITIES	33,129	6,699

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

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

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. The Company’s office is in Romania. Crona Corp. provides recording and music recognition services. We are developing an application that would easily and quickly identify your favorite music tracks thanks to unique music recognition algorithms.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company generated no revenues for the six months ended June 30, 2022. The Company currently has losses of $23,738 and $105,687 for the six months ended June 30, 2022 and the period from inception (October 6, 2016) to June 30, 2022, respectively, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

June 30, 2022

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 985 “Software”. ASC 985-20 requires the unamortized capitalized software costs be compared to the net realizable value of that product. The amount by which the unamortized capitalized software costs exceed the net realizable value of that asset shall be written off. There were no impairments recognized during the six months ended June 30, 2022 and the year ended December 31, 2021.

Leases

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. Under this guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease.  The guidance permits companies to make an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has elected not to apply the standard to short-term leases.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022, that are of significance or potential significance to the Company.

Note 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2022 our sole director Andrei Gurduiala has advanced to the Company $89,587. This advance is unsecured, non-interest bearing and due on demand.

Note 5 – LONG TERM ASSETS

The Company amortizes software costs and website costs using the straight-line method over a period of three years.

As of June 30, 2022 and December 31, 2021, the software costs were $20,000. There were no amortization expenses as the software is still in development.

As of June 30, 2022 and December 31, 2021, the website costs were $2,000. For the six months ended June 30, 2022 and 2021, the amortization expenses were $333 and $0, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. For the six months ended June 30, 2022 and 2021 rent expense was $2,225.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of June 30, 2022, the Company had net operating loss carry forwards of $22,194 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at June 30, 2022 was $22,194. The net change in valuation allowance for the six months ended June 30, 2022 was $4,985. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2022. All tax years since inception remain open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2022

The provision for Federal income tax consists of the following:

	As of June 30, 2022	As of December 31, 2021
Non-current deferred tax assets:
Net operating loss carry forward	$(22,194)	$(17,209)
Valuation allowance	22,194	17,209
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the periods as follows:

	As of June 30, 2022	As of December 31, 2021
Computed “expected” tax expense (benefit)	$(4,985)	$(3,695)
Change in valuation allowance	4,985	3,695
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2022, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclosure in these financial statements.

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

A convenient interface gives an opportunity to play favorite tracks quickly and efficiently. Integration with the music streaming services would allow the user to create playlists and add them to the media library in just a few clicks. All recent tracks are saved so the users can always find them again later. As a result, there would be an option to read lyrics and share a track with others.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this report. Our sole officer and director, Andrei Gurduiala, currently devotes approximately 20 hours per week to company matters. After receiving funding, Andrei Gurduiala plans to devote, as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2022 and 2021:

Revenue and cost of goods sold

For the three months ended June 30, 2022 and 2021 Crona Corp. had not generated any revenue.

For the six months ended June 30, 2022 and 2021 Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2022 were $17,860. The operating expenses for the three months ended June 30, 2022 included general and administrative expenses of $1,112, professional fees of $16,581 and amortization expenses of $167.

Total operating expenses for the three months ended June 30, 2021 were $6,114. The operating expenses for the three months ended June 30, 2021 included general and administrative expenses of $3,912 and professional fees of $2,202.

Total operating expenses for the six months ended June 30, 2022 were $23,738. The operating expenses for the six months ended June 30, 2022 included general and administrative expenses of $2,225, professional fees of $21,180 and amortization expenses of $333.

Total operating expenses for the six months ended June 30, 2021 were $11,735. The operating expenses for the six months ended June 30, 2021 included general and administrative expenses of $5,026 and professional fees of $6,709.

The Company had consulting services and assistance in obtaining DTC eligibility for the three and six months ended June 30, 2022. This has resulted in an increase in operating expenses for the three and six months ended June 30, 2022 compared to the operating expenses for the three and six months ended June 30, 2021.

Net Loss

The net loss for the three months ended June 30, 2022 and 2021 was $17,860 and $6,114, respectively.

The net loss for the six months ended June 30, 2022 and 2021 was $23,738 and $11,735, respectively.

The net loss increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, because there were no consulting services and assistance in obtaining DTC eligibility for the three and six months ended June 30, 2021.

Liquidity and capital resources

As of June 30, 2022, our total assets were $21,887.

As of June 30, 2022, our total liabilities were $89,587.

As of June 30, 2022, we had a working capital deficit of $68,196.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2022 net cash flows from operating activities was $33,129, consisted of a net loss of $23,738, amortization expenses of $333, prepaid expenses of $220 and accounts payable of $9,504.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2022 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2022 net cash flows from financing activities was $33,129, which was due to related party advances.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.
Dated: August 04, 2022	By: /s/ Andrei Gurduiala
Andrei Gurduiala, President and Chief Executive Officer and Chief Financial Officer