Form 10-K
period 2022-12-31
Crona Corp.
filed 2023-04-25
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-216180

CRONA CORP.
(Exact name of registrant as specified in its charter)

Wyoming	7380	EIN 35-2574778
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

422 Richards Street, Unit 170

Vancouver, BC V6B 2Z4

Tel: (888) 998-9449

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	CCCP	OTC Pink

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,087,500 common shares issued and outstanding as of April 24, 2023.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Brief description of Crona Corp.

The Company was incorporated on October 6, 2016 under the laws of the State of Nevada.

On December 29, 2022, Andrei Gurduiala, former President of Crona Corp. (the “Company”) closed a Share Purchase Agreement (the “Agreement”) that he entered with Chris Brown to sell all his 5,000,000 common shares of the Company to Chris Brown for cash consideration of $500,000.

On December 29, 2022 a change in control of the Company occurred pursuant to the Agreement. Mr. Brown now has voting control over 82.1% of the Company’s issued and outstanding common stock.

On December 29, 2022, the Company received the resignation of Andrei Gurduiala as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director. Also on December 29, 2022, the Company appointed Chris Brown as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

Effective December 29, 2022, the Company’s new address is 422 Richards Street, Unit 170 Vancouver, BC V6B 2Z4.

On February 3, 2023 the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Nevada to Wyoming and became a Wyoming entity. In conjunction with this change of domicile, the Company increased the number of common shares that it is authorized to issue to 1,000,000,000 shares, par value $0.00001 per share.

On February 7, 2023 the Company filed a Certificate of Dissolution with the Secretary of State for the State of Nevada, effectively dissolving the Company’s existence in Nevada. The effective date for the Nevada dissolution is March 17, 2023.

On February 7, 2023, the Company increased the number of directors on its Board of Directors from 1 to 3. On February 7, 2023 the Company appointed Lucille Zdunich and Robert Brown as Directors of the Company.

General description of our activity

On December 29, 2022, the Company entered into an acquisition agreement with Mr. Brown to acquire all assets and business contracts of Zeroblast Services Ltd. In exchange for a cash payment of $100,000.  As a result of this acquisition, the Company is moving out of the music-recognition services business and moving into the antimicrobial surface protection services business.

The core business of the Company is the elimination of germs and microbes through disinfection and anti-microbial protection. The global COVID19 pandemic has re-focused our attention in order to keep our, home, work and entertainment areas germ, virus and pathogen free; to reduce the risk of contact spread of infectious diseases. We provide infection control solutions to our customers which include restaurants, emergency vehicles, classrooms, hotels, hospitals, medical clinics, professional sports teams, care homes, industrial sites, offices, fleet vehicles and residential homes. The Company operates a service-based business that deploys a hands-on approach to customer service. A typical service contract evolves as follows: Step 1: Perform test to demonstrate the level of contamination in a target facility. Step 2: Apply a non-toxic coating to kill germs and prevent the spread of viruses for 90 days. Step 3: Educate clients and supply marketing materials to promote the facilities pro-active safety measures. Step 4: Return and re-treat every 90 days. ZeroBlast proprietary process will disinfect 99.9% of germs providing long-lasting protection against the growth of germs for up to 3 months. With over 55 million square feet protected with our non-toxic antimicrobial surface protection, the ZeroBlast process is safe for both human and pet contact within minutes of treatment.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the services provided in any facility in any jurisdiction which we would conduct activities.

FACILITIES

Our previously leased office is located at Jean-Louis Calderon 31, Bucharest, 030167, Romania.   Our current office, effective as of December 29, 2022 is 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our telephone number is  (888) 998-9449.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Chris Brown currently devotes approximately 20 hours per week to company matters. After receiving funding, Chris Brown plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

4

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. The common shares of the Company are traded on OTC Markets under the ticker symbol of CCCP. As of December 31, 2022, the total amount of shares of our common stock have traded counted 6,087,500.

Number of Holders

As of December 31, 2022, the 6,087,500 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2022 and 2021.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FISCAL YEAR ENDED DECEMBER 31, 2022 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2021

Operating expenses for the year ended December 31, 2022 consisted of professional fees of $28,124 and general and administrative expenses of $4,846. Operating expenses for the year ended December 31, 2021 consisted of professional fees of $10,715 and general and administrative expenses of $6,881. The increase in expenses is related to increase in professional fees in 2022 mainly due to services to assist the Company in obtaining DTC eligibility.

Other Income (Expense)

For the year ended December 31, 2022, debt due to a related party of $105,118 was forgiven and the software and website totaling $27,000 were written off due to the change in operations of the Company and these assets no longer being in use.

Our net income for the fiscal year ended December 31, 2022 was $45,148 compared to a net loss of $17,596 during the fiscal year ended December 31, 2021. The changes are related to increase in professional fees and gain on forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2022 and 2021

As of December 31, 2022, our total assets were $102,510 and our total liabilities were $101,820 which are comprised mainly of a promissory note. The increase in total assets in 2022 is a result of an asset acquisition, which resulted in the Company acquiring equipment and intangible assets.

As of December 31, 2021, our total assets were $22,000 and our total liabilities were $66,458 which comprised of related party advances and accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended December 31, 2022 and 2021, net cash flows used in operating activities were $43,881 and $1,100 respectively.

Cash Flows from Investing Activities

For the fiscal years ended December 31, 2022 and 2021, net cash flows used in investing activities were $5,000 and $20,000

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the fiscal years ended December 31, 2022 and 2021, net cash flows provided by financing activities were $48,881 and $21,100, which was due to related party advances. Debt to a related party was also forgiven.

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

GOING CONCERN

The independent auditors’ report accompanying our December 31, 2022 and 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Asset Acquisition

Effective December 29, 2022, the Company acquired assets of ZeroBlast Services, Ltd.  We identified the application of acquisition method of accounting as a critical audit matter due to the complex accounting and reporting standards related to the transaction, and the estimates and assumptions used by management in determining the proper allocation of the consideration given to the assets acquired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

·	We obtained and reviewed the asset purchase agreement and other documents to evaluate the Company’s application of relevant accounting standards to the transaction.

·	We evaluated the reasonableness of the valuation model and methodologies used to arrive at the value applied to acquired assets.

·	We evaluated the accuracy and completeness of the Company’s presentation of the acquisition in the financial statements, including evaluating whether disclosures were in accordance with relevant accounting standards.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2017.

PCAOB Firm ID#3289
Tampa, Florida
April 24, 2023

CRONA CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Prepaid expenses	$2,510	$-
Total Current Assets	2,510	-
Long-term Assets
Intangible Asset	75,020	-
Equipment	24,980	-
Software	-	20,000
Website	-	2,000
Total Long-term Assets	100,000	22,000
Total Assets	$102,510	$22,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accounts payable	$99	$10,000
Accrued expenses	1,500	-
Related party advances	221	56,458
Total Current Liabilities	1,820	66,458
Promissory note, related party	100,000	-
Total Long Term Liabilities	100,000	-
Total Liabilities	101,820	66,458
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,087,500 shares issued and outstanding	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated deficit	(36,801)	(81,949)
Total Stockholders’ Deficit	690	(44,458)

Total Liabilities and Stockholders’ Deficit	$102,510	$22,000

See accompanying notes to financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the Year ended December 31, 2021

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	28,124	10,715
General and administrative expenses	4,846	6,881

TOTAL OPERATING EXPENSES	32,970	17,596

OTHER INCOME (EXPENSE)

GAIN ON FORGIVENESS OF DEBT	105,118	-
IMPAIRMENT EXPENSE	(27,000)	-

TOTAL OTHER INCOME (EXPENSE)	78,118	-

INCOME (LOSS) FROM OPERATIONS	45,148	(17,596)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$45,148	$(17,596)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes to financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	6,087,500	$6,088	$31,403	$(64,353)	$(26,862)

Net loss	-	-	-	(17,596)	(17,596)

Balance, December 31, 2021	6,087,500	$6,088	$31,403	$(81,949)	$(44,458)

Net income	-	-	-	45,148	45,148

Balance, December 31, 2022	6,087,500	$6,088	$31,403	$(36,801)	$690

See accompanying notes to financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS
	For the Year ended December 31, 2022	For the Year ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,148	$(17,596)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on forgiveness of debt	(105,118)	-
Impairment expenses	27,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,510)	6,886
Accounts payable	(9,901)	9,610
Accrued expenses	1,500	-
CASH FLOWS FROM OPERATING ACTIVITIES	(43,881)	(1,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software	(5,000)	(20,000)
CASH FLOWS FROM INVESTING ACTIVITIES	(5,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	48,881	21,100
CASH FLOWS FROM FINANCING ACTIVITIES	48,881	21,100

NET INCREASE (DECREASE) IN CASH	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Assets acquired through promissory note	$100,000	$-

See accompanying notes to financial statements.

 Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. Effective December 29, 2022, the Company’s new address is 422 Richards Street, Unit 170 Vancouver, BC V6B 2Z4. The core business of the Company is the elimination of germs and microbes through disinfection and anti-microbial protection.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern.  The Company generated no revenues for the year ended December 31, 2022. The Company currently has accumulated losses of $36,811 as of December 31, 2022 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterment that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets.

Software Development Costs

In accordance with ASC 985-20 “Costs of software to be sold, leased, or marketed” the Company capitalizes software development costs once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized software represents development costs for external- use software. External-use software is defined as software to be sold, leased or marketed. The Company amortizes these costs over the estimated life of software. The software is still in development and no amortization expense has been recognized yet. Amortization will begin once development is complete.

Intangible assets

Intangible assets consist of contracts acquired in an asset purchase agreement (see Note 4). The estimated useful life of these assets was determined to be 3 years. The Company periodically evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the accounts. These assets are reviewed for impairment or obsolescence when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives.

For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Company measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 985 “Software”. ASC 985-20 requires the unamortized capitalized software costs be compared to the net realizable value of that product. The amount by which the unamortized capitalized software costs exceed the net realizable value of that asset shall be written off. Software and website were impaired during the year ended December 31, 2022 in the amount of $27,000.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, that are of significance or potential significance to the Company.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd.(Seller), a related party, to aquire all business assets of the Seller, which included equipment and intangible assets. Seller will also convey any and all contracts that it has with its current customers, written, oral or otherwise (the intangible assets). Consideration for the asset acquisition is a cash payment of $100,000 ($24,980 for the equipment and $75,020 for the intangible asset).The payment shall be in the form of a Promissory Note due on or before December 29, 2024. This note bears interest at 7% per annum, however if the note is fully repaid within twelve (12) months interest is waived. At any time during the first twelve (12) months the note can be reopened for either an extension or renegotiation of the terms of the note.

Note 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2021, sole director Andrei Gurduiala has advanced to the Company $56,458 towards working capital. During 2022, an additional $48,660 was advanced to the Company

On December 29, 2022, related party debt to an extent of $105,118 was forgiven.

December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller) The Promissory Note is entered into as an exchange for the all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum.

During the year 2022, president & CEO Chris Brown advanced to the Company $221 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

Note 6 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. The lease was terminated in July 2022. For the years ended December 31, 2022 and 2021 rent expense was $2,226 and $4,081, respectively, which is included within general and administrative expenses on the statements of operations.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 7 – INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of December 31, 2022, the Company had net operating loss carry forwards of $7,728 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2022 and 2021 was $7,728 and $17,209. The net change in valuation allowance for the years ended December 31, 2022 and 2021 was ($9,481) and $3,695. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2022. All tax years since inception remain open for examination by taxing authorities.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

The provision for Federal income tax consists of the following:

	As of December 31, 2022	As of December 31, 2021
Non-current deferred tax assets:
Gross deferred tax assets	$(7,728)	$(17,209)
Valuation allowance	7,728	17,209
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2022 and 2021 as follows:

	As of December 31, 2022	As of December 31, 2021
Computed “expected” tax expense (benefit)	$9,481	$(3,695)
Change in valuation allowance	(9,481)	3,695
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2022, through the date when financial statements were issued, and has determined that it has the following material subsequent events to disclosure in these financial statements.

On February 3, 2023 the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Nevada to Wyoming and became a Wyoming entity. In conjunction with this change of domicile, the Company increased the number of common shares that it is authorized to issue to 1,000,000,000 shares, par value $0.00001 per share.

On February 7, 2023 the Company filed a Certificate of Dissolution with the Secretary of State for the State of Nevada, effectively dissolving the Company’s existence in Nevada. The effective date for the Nevada dissolution is March 17, 2023.

On February 7, 2023, the Company increased the number of directors on its Board of Directors from 1 to 3. On February 7, 2023 the Company appointed Lucille Zdunich and Robert Brown as Directors of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not implement appropriate information technology controls – As at December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Chris Brown	50	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

On March 20, 2020, our board appointed initial Incorporator of the Company Andrei Gurduiala as a Director, President, Treasurer and Secretary of the Company.  On December 29, 2022, the Company received the resignation of Andrei Gurduiala as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director. Also on December 29, 2022, the Company appointed Chris Brown as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

As of the date these financial statements were issued, our board of directors is comprised of Chris Brown, Lucille Zdunich and Robert Brown.

Biographical Information and Background of officer and director

Chris Brown

The Company appointed Chris Brown as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director December 29, 2022.

Our sole officer and director background mainly contains from the following:

Mr. Brown brings more than 20 years of professional experience in both private and public enterprises. His career and leadership have been focused on brand development, delivering effective corporate sales strategies, and driving profitable revenue growth. Chris served as the President for Neutra Corp., a Nevada company from August 2014 to December, 2018. He also served as president for Theramed Health Corp., a British Columbia company from February 2019 thru April 2020.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

SIGNIFICANT EMPLOYEES

We have no employees. Our President, Chris Brown, currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Chris Brown	2022	-	-	-	-	-	-	-	-
Andrei Gurduiala	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2022, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2022 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Chris Brown	5,000,000 shares of common stock (director)	82%

The percent of class is based on 6,087,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

On December 29, 2022, related party debt to an extent of $105,118 was forgiven by Andrei Gurduiala. During the year 2022, president & CEO Chris Brown advanced to the Company $220 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

 During the year ended December 31, 2022 the had not entered into any other transactions with any director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2022, we incurred $10,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

During the year ended December 31, 2021, we incurred $10,505 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

PART IV

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.

Dated: April 24, 2023	By:	/s/ Chris Brown
Chris Brown, President and Chief Executive Officer and Chief Financial Officer

