Form 10-Q
period 2023-03-31
Crona Corp.
filed 2023-06-02
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of June 2, 2023.

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

Crona Corp.

BALANCE SHEETS

March 31, 2023 (unaudited) and December 31, 2022

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets
Cash	$26,089	$-
Prepaid expenses	2,515	2,510
Total Current Assets	28,604	2,510
Long-term Assets
Intangible asset, net	68,768	75,020
Property, plant and equipment, net	23,283	24,980
Total Long-term Assets	92,051	100,000
Total Assets	$120,655	$102,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,971	$99
Accrued expenses	1,000	1,500
Interest payable	3,912	-
Related party advances	5,029	221
Convertible notes payable, net of discount	118,329	-
Total Current Liabilities	130,241	1,820
Promissory note, related party	100,000	100,000

Total Long Term Liabilities	100,000	100,000
Total Liabilities	230,241	101,820
Commitments and contingencies (Note 9)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.00001 10,000,000 shares authorized,0 shares issued and outstanding
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,087,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	6,088	6,088
Additional paid in capital	31,403	31,403
Accumulated other comprehensive loss	(37)	-
Accumulated deficit	(147,040)	(36,801)
Total Stockholders’ (Deficit) Equity	(109,586)	690
Total Liabilities and Stockholders’ (Deficit) Equity	$120,655	$102,510

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

Three months ended March 31, 2023 and 2022 (UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2023	2022
REVENUES	$-	$-
OPERATING EXPENSES
Professional fees	92,818	4,598
Depreciation and amortization expense	7,950	167
General and administrative expenses	3,230	1,113
TOTAL OPERATING EXPENSES	103,998	5,878
OTHER INCOME (EXPENSE)
Interest expenses	(6,241)	-
TOTAL OTHER EXPENSE	(6,241)	-
LOSS FROM OPERATIONS	(110,239)	(5,878)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(110,239)	$(5,878)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(37)	-
COMPREHENSIVE LOSS	$(110,276)	$(5,878)
NET LOSS PER SHARE: BASIC AND DILUTED	$0.02	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three months ended March 31, 2023 and 2022 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, December 31, 2021	6,087,500	$6,088	$31,403	$(81,949)	$-	$(44,458)

Net loss	-	-	-	(5,878)	-	(5,878)

Balance, March 31, 2022	6,087,500	$6,088	$31,403	$(87,827)	$-	$(50,336)

Balance, December 31, 2022	6,087,500	$6,088	$31,403	$(36,801)	$-	$690

Foreign currency translation adjustment	-	-	-	-	(37)	(37)
Net loss	-	-	-	(110,239)	-	(110,239)

Balance, March 31, 2023	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2023 and 2022 (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,239)	$(5,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,950	167
Amortization of discount on promissory note	2,329	-
Changes in operating assets and liabilities:
Prepaid expenses	(5)	(13,613)
Accounts payable	1,872	(5,500)
Accrued expenses	(500)	-
Interest payable	3,912	-
CASH FLOWS FROM OPERATING ACTIVITIES	(94,681)	(24,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note	116,000	-
Related party advances	4,807	24,824
CASH FLOWS FROM FINANCING ACTIVITIES	120,807	24,824
NET INCREASE (DECREASE) IN CASH	26,126	-
Effects of currency translation on cash	(37)	-
Cash, beginning of period	-	-
Cash, end of period	$26,089	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. On February 3, 2023 the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. Effective December 29, 2022, the Company’s new address is 422 Richards Street, Unit 170 Vancouver, BC V6B 2Z4. The core business of the Company is the elimination of germs and microbes through disinfection and anti-microbial protection.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through March 31, 2023. The Company currently has accumulated losses of $147,040 as of March 31, 2023 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterment that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. Depreciation is computed for financial statement purposes on a straight-line basis over the following estimated useful lives of the related assets.

Useful life
	Minimum	Maximum
Equipment	10 Months	15 Years

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, that are of significance or potential significance to the Company.

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd. (Seller), a related party, to acquire all business assets of the Seller, which included equipment and intangible assets. Seller will also convey any and all contracts that it has with its current customers, written, oral or otherwise (the intangible assets). Consideration for the asset acquisition is a cash payment of 100,000 ($24,980 for the equipment and $75,020 for the intangible asset).The payment shall be in the form of a Promissory Note due on or before December 29, 2024. This note bears interest at 7% per annum, however if the note is fully repaid within twelve (12) months interest is waived. At any time during the first twelve (12) months the note can be reopened for either an extension or renegotiation of the terms of the note.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(1,697)	-
Property, plant and equipment, net	23,283	24,980

Total depreciation expense for the three months ended March 31, 2023 and 2022 were $1,697 and $167, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(6,252)	-
Intangible assets, net	$68,768	$75,020

Total amortization expense for the three months ended March 31, 2023 and 2022, were $6,252 and $0, respectively.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note is $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.10

	As of March 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(14,671)	$118,329	$2,186
Total	$133,000	$(14,671)	$118,329	$2,186

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for the all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of March 31, 2023 and December 31, 2022, interest payable totaled $1,726 and $0, respectively.

During the year 2022, president & CEO Chris Brown advanced to the Company $221 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During March 31, 2023 president & CEO Chris Brown advanced to the Company $4,807 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2023 and December 31, 2022, related party advances total $5,029 and $221 respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. The lease was terminated in July 2022. For the three months ended March 31, 2023 and 2022 rent expense was $0 and $1,113, respectively, which is included within general and administrative expenses on the statements of operations.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2023 and 2022:

Revenue and cost of goods sold

For the three months ended March 31, 2023 and 2022, Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended March 31, 2023 were $103,998. The operating expenses for the three months ended March 31, 2023 included depreciation and amortization expense of $7,950, general and administrative expenses of $3,230, and professional fees of $92,818.

Total operating expenses for the three months ended March 31, 2022 were $5,878. The operating expenses for the three months ended March 31, 2022 included general and administrative expenses of $1,113, professional fees of $4,598, and depreciation expense of $167. The increase in operating expenses during the three months ended March 31, 2023 is due to an increase in activity. The Company made an asset acquisition on December 29, 2022, which resulted in amortization and depreciation expenses incurred (due to the acquisition of equipment and intangibles) during the three months ended March 31, 2023 that was not incurred when compared to the three months ended March 31, 2022. The Company had consulting services during the three months ended March 31, 2023 related to business services and expansion. This has resulted in an increase in professional fees for the three months ended March 31, 2023 compared to the professional fees for the three months ended March 31, 2022.

Net Loss

The net loss for the three months ended March 31, 2023 and 2022 was $110,239 and $5,878 respectively.

The net loss increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, because there were increased consulting services, amortization and depreciation expenses when compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, our total assets were $120,655.

As of March 31, 2023, our total liabilities were $230,241.

As of March 31, 2023, we had a working capital deficit of $101,637

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2023 net cash flows used in operating activities was $94,618, which consisted of a net loss of $,110,230, depreciation and amortization expense of $7,950, amortization of discount on promissory note of $2,392, interest payable of $3,912 and accounts payable of $1,872.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2023 we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2023 net cash flows provided by financing activities was $120,807 which was due to the issuance of a convertible promissory note of $116,000 and related party advances of $4,807.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.

Dated: June 2, 2023	By:	/s/ Chris Brown
Chris Brown, President and Chief Executive Officer and Chief Financial Officer

