Form 10-Q
period 2023-06-30
Crona Corp.
filed 2023-10-05
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-216180

CRONA CORP.
(Exact name of registrant as specified in its charter)

Wyoming	7380	EIN 35-2574778
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

304 South Jones Blvd. #7356

Las Vegas, Nevada 89107

Tel:  (888)998-1888

 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	CCCP	OTC Pink

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of October 5, 2023.

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

Crona Corp.

BALANCE SHEETS

June 30, 2023 (unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	339	-
Prepaid expenses	$1,767	$2,510
Total Current Assets	2,106	2510
Long-term Assets
Intangible asset, net	62,517	75,020
Property, plant and equipment, net	21,585	24,980
Total Long-term Assets	84,102	100,000
Total Assets	$86,208	$102,510
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$580	$99
Accrued expenses	-	1,500
Interest payable	7,891	-
Related party advances	3,619	221.00
Convertible notes payable, net of discount	122,567	-
Total Current Liabilities	134,657	1,820
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	234,657	101,820
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Class B Preferred stock, par value $0.00001; 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	50	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,087,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	6,088	6,088
Additional paid in capital	31,853	31,403
Accumulated other comprehensive loss	(197)	-
Accumulated deficit	(186,243)	(36,801)
Total Stockholders’ (Deficit) Equity	(148,449)	690
Total Liabilities and Stockholders’ (Deficit) Equity	$86,208	$102,510

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

Three and six months ended June 30, 2023 and 2022 (UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	4,238	-	6,567	-
Professional fees	15,534	16,581	108,352	21,180
Depreciation and amortization expense	7,950	167	15,898	333
General and administrative expenses	7,503	1,112	10,734	2,225
TOTAL OPERATING EXPENSES	35,225	17,860	141,551	23,738
OTHER INCOME (EXPENSE)
Interest expenses	(3,979)	-	(7,891)	-
TOTAL OTHER EXPENSE	(3,979)	-	(7,891)	-
LOSS FROM OPERATIONS	(39,204)	(17,860)	(149,442)	(23,738)
PROVISION FOR INCOME TAXES	-		-
NET LOSS	$(39,204)	$(17,860)	$(149,442)	$(23,738)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(160)	-	(197)	-
COMPREHENSIVE LOSS	(39,364)	(17,860)	(149,639)	(23,738)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500	6,087,500	6,087,500

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and six months ended June 30, 2023 and 2022 (UNAUDITED)

	Preferred Class B		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	-	$-	6,087,500	$6,088	$31,403	$(81,949)	$-	$(44,458)
Net loss	-	-	-	-	-	(5,878)	-	(5,878)
Balance, March 31, 2022	-	-	6,087,500	6,088	31,403	(87,827)	-	(50,336)
Balance, March 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(87,827)	$-	$(50,336)
Net loss	-	-	-	-	-	(17,860)	-	(17,860)
Balance, June 30, 2022	-	$-	6,087,500	$6,088	$31,403	$(105,687)	$-	$(68,029)

Balance, December 31, 2022	-	$-	6,087,500	6,088	31,403	(36,801)	-	690
Foreign currency translation adjustment	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(110,238)	-	(110,238)
Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,039)	$(37)	$(109,585)
Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,039)	$(37)	$(109,585)
Shares issued for services	5,000,000	50			450			500
Foreign currency translation adjustment		-		-	-	-	(160)	(160)
Net loss	-	-	-	-	-	(39,204)		(39,204)
Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(186,243)	$(197)	$(148,449)

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF CASH FLOWS

Three months ended March 31, 2023 and 2022 (UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(149,442)	$(23,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	15898	333
Amortization of discount on promissory note	6,567	-
Share based compensation	500	-
Changes in operating assets and liabilities:
Prepaid expenses	743	(220)
Accounts payable	481	(9,504)
Accrued expenses	(1,500)	-
Interest payable	7,891	-
CASH FLOWS FROM OPERATING ACTIVITIES	(118,862)	(33,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note	116,000	-
Related party advances	5,779	33,129
Repayment to related party	(2,381)
CASH FLOWS FROM FINANCING ACTIVITIES	119,398	33,129
NET INCREASE (DECREASE) IN CASH	536	-
Effects of currency translation on cash	(197)	-
Cash, beginning of period	-	-
Cash, end of period	$339	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. On February 3, 2023 the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. Effective June 22, 2023, the Company’s new address is 304 South Jones Blvd. #7356, Las Vegas, Nevada 89107. We are in the memorialization industry, serving our customers in cemetery and funeral industries. We provide a range of high-quality memorial products including funeral caskets.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through June 30, 2023. The Company currently has accumulated losses of $148,449 as of June 30, 2023 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2023, that are of significance or potential significance to the Company.

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd. (Seller), a related party, to acquire all business assets of the Seller, which included equipment and intangible assets. Seller will also convey any and all contracts that it has with its current customers, written, oral or otherwise (the intangible assets). Consideration for the asset acquisition is a cash payment of 100,000 ($24,980 for the equipment and $75,020 for the intangible asset). The payment shall be in the form of a Promissory Note due on or before December 29, 2024. This note bears interest at 7% per annum, however if the note is fully repaid within twelve (12) months interest is waived. At any time during the first twelve (12) months the note can be reopened for either an extension or renegotiation of the terms of the note.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(3,395)	-
Property, plant and equipment, net	21,585	24,980

Total depreciation expenses for the six months ended June 30, 2023 and 2022 were $3,395 and $333, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(12,503)	-
Intangible assets, net	$62,517	$75,020

Total amortization expenses for the six months ended June 30, 2023 and 2022, were $12,503 and $0, respectively.

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

	As of June 30, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(10,433)	$122,567	$7,891
Total	$133,000	$(10,433)	$122,567	$7,891

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

During the three months ended March 31, 2023, president & CEO Chris Brown advanced to the Company $4,807 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

On June 07, 2023, the company issued, 5,000,000 preferred stock class B at par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

During the three months ended June 30, 2023, president & CEO Chris Brown advanced to the Company $891 towards working capital. The company, repaid $2,381 towards the loan of president & CEO Chris Brown.

During the three months ended June 30, 2023, president Demetrios Malamas, advanced to the Company $82 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2023, and December 31, 2022, due to related party is $3,619 and $221 respectively.

Note 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

During the three months ended June 30, 2017, the company issued a total of 1,087,500 common shares for cash proceeds of $1,080.

As of June 30, 2023, the company’s common shares issued and outstanding is 6,087,500

Preferred Shares

The company has 10,000,000, $0.00001 par value of Class B preferred stock authorized.

On June 07, 2023, the company issued, 5,000,000 of Class B preferred stock at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

Note 10 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. The lease was terminated in July 2022. For the six months ended June 30, 2023 and 2022 rent expense was $0 and $2,225, respectively, which is included within general and administrative expenses on the statements of operations.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

On June 28, 2023, the Company submitted articles of amendment for a name change to “American Casket Corporation”. The Company will submit the name change and symbol change request to FINRA upon receiving stamped articles from Wyoming.

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

On May 11, 2023 the Company authorized “Class B Preferred Stock,” and the number of shares constituting such Class shall be 10,000,000 (the “Class B Preferred Stock”).

On June 22, 2023, a shareholder holding majority voting power of the shares of the Company, by written consent, voted to elect Demetrios Malamas to the Company’s board of Directors.

On June 22, 2023, the Company received the resignation of Chris Brown as the Company’s President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director and the resignation of Robert Brown as Director.  The Company’s Board of Directors now has two members.

Also on June 22, 2023, the Company appointed Demetrios Malamas as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

On June 28, 2023, the Company canceled the forward split (Effective as of March 6, 2023 (the “Effective Date”), all issued and outstanding shares of common stock of the Corporation automatically shall be increased at a rate of five-for-one (the “Forward Split”)) and filed a name change with the State of Wyoming to American Caskets Company.

On July 20, 2023 the State of Wyoming filed and stamped the amendments.

General description of our activity

On June 22, 2023, the Company appointed Demetrios Malamas as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary. As a result of the management change, the Company is moving out of the antimicrobial surface protection services business and into the memorialization industry, serving our customers in cemetery and funeral industries.

We have not generated revenue to date and intend to generate revenue from our products sales to customers. Our mission is to ensure families are supported during the most difficult time of their lives. We aim to help families move forward from grief to remembrance. We are proud to provide products and solutions to meet the needs of every family.

We provide a variety of funeral products including funeral caskets. Funeral caskets come in a wide array of models and are made of several different materials. Metal funeral caskets come in Copper, Stainless Steel, 18 Gauge metal and 20-gauge metal. They come with a variety of popular interiors including velvet, crepe and satin among other fabrics. As for the wooden caskets, they also come in a variety of woods including, but not limited to; Pine, Mahogany, Oak, Cherry, Pecan, Maple, Poplar and Cedar. All of these caskets come with a variety of finishes, a variety of handles (swing bars or stationery, a variety of decorative corners, repositioning beds).

Our customers for caskets are funeral homes, funeral suppliers, and casket distributors in the US market. By importing from China, the Company is following a well-worn outsourcing playbook that’s upended markets for American-made goods from electronics to bedroom furniture. Our relationship with several factories in China allows us to have priority manufacturing.  In addition, our relationship with shippers allows us to have priority shipping at some of the best rates available. We will import 40-foot containers holding 64 caskets apiece and sells them to funeral homes and regional distributors for a fraction of the price. We will be attending industry Trade Shows at the National as well as the State level to increase company visibility and market presence and work to increase market share as well as to stay in contact with our Funeral Home families and customers. In addition, our marketing will include advertising in Funeral industry magazines and journals.

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

FACILITIES

Our previously leased office is located at 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our current office, effective as of June 22, 2023 is 304 South Jones Blvd. #7356, Las Vegas, Nevada 89107.  Our telephone number is

(888) 998-1888.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our President, Demetrios Malamas currently devotes approximately 30 hours per week to company matters. After receiving funding, Mr. Malamas plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2023 and 2022:

Revenue and cost of goods sold

For the three months ended June 30, 2023 and 2022, Crona Corp. had not generated any revenue.

For the six months ended June 30, 2023 and 2022, Crona Corp. had not generated any revenue.

Operating expenses

Total operating expenses for the three months ended June 30, 2023 were $35,225. The operating expenses for the three months ended June 30, 2023 included amortization on convertible promissory note of $4,238, professional fees of $15,534, depreciation and amortization expense of $7,950, general and administrative expenses of $7,503.

Total operating expenses for the three months ended June 30, 2022 were $17,860. The operating expenses for the three months ended June 30, 2022 included general and administrative expenses of $1,112, professional fees of $16,581 and depreciation expense of $167.

Total operating expenses for the six months ended June 30, 2023 were $141,551. The operating expenses for the six months ended June 30, 2023 included amortization on convertible promissory note of $6,567, depreciation and amortization expense of 15,898, general and administrative expenses of $10,734, and professional fees of $108,352.

Total operating expenses for the six months ended June 30, 2022 were $23,738. The operating expenses for the six months ended June 30, 2022 included general and administrative expenses of $2,225, professional fees of $21,180 and depreciation and amortization expense of 333.

The increase in operating expenses during the six months ended June 30, 2023 is due to an increase in activity. The Company made an asset acquisition on December 29, 2022, which resulted in amortization and depreciation expenses incurred (due to the acquisition of equipment and intangibles) during the six months ended June 30, 2023 that was not incurred when compared to the six months ended June 30, 2022. The Company had consulting services during the six months ended June 30, 2023 related to business services and expansion. This has resulted in an increase in professional fees for the six months ended June 30, 2023 compared to the professional fees for the six months ended June 30, 2022.

Net Loss

The net loss for the six months ended June 30, 2023 and 2022 was $149,442 and $23,738 respectively.

The net loss increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, because there were increased consulting services, amortization and depreciation expenses when compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, our total assets were $86,208.

As of June 30, 2023, our total liabilities were $234,657.

As of June 30, 2023, we had a working capital deficit of $132,551.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June, 2023 net cash flows used in operating activities was $118,862, which consisted of a net loss of $149,442, depreciation and amortization expense of $15,898, amortization of discount on promissory note of $6,567, share based compensation of $500, interest payable of $7,891, prepaid of 743, accrued expense of 1,500 and accounts payable of $481.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2023, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2023, net cash flows provided by financing activities was $119,398 which was due to the issuance of a convertible promissory note of $116,000, and related party advances of $3,398.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: October 5, 2023	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

