Form 10-Q
period 2023-09-30
Crona Corp.
filed 2024-01-16
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of January 16, 2024.

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

Crona Corp.

BALANCE SHEETS

September 30, 2023 (unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	6	-
Prepaid expenses	$1,011	$2,510
Total Current Assets	1,017	2510
Long-term Assets
Intangible asset, net	56,265	75,020
Property, plant and equipment, net	19,887	24,980
Total Long-term Assets	76,152	100,000
Total Assets	$77,169	$102,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$1,398	$99
Accrued expenses	1,000	1,500
Interest payable	10,188	-
Related party advances	3,650	221.00
Convertible notes payable, net of discount	126,852	-
Total Current Liabilities	143,088	1,820
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	243,088	101,820
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	50	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,087,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	6,088	6,088
Additional paid in capital	31,853	31,403
Accumulated other comprehensive loss	(187)	-
Accumulated deficit	(203,723)	(36,801)
Total Stockholders’ (Deficit) Equity	(165,919)	690
Total Liabilities and Stockholders’ (Deficit) Equity	$77,169	$102,510

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2023 and 2022 (UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	4,285	-	10,852	-
Professional fees	1,000	2,442	109,352	23,622
Depreciation and amortization expense	7,949	167	23,848	500
General and administrative expenses	1,948	-	12,682	2,226
TOTAL OPERATING EXPENSES	15,182	2,609	156,734	26,348
OTHER INCOME (EXPENSE)
Interest expenses	(2,297)	-	(10,188)	-
TOTAL OTHER EXPENSE	(2,297)	-	(10,188)	-
LOSS FROM OPERATIONS	(17,479)	(2,609)	(166,922)	(26,348)
PROVISION FOR INCOME TAXES	-		-
NET LOSS	$(17,479)	$(2,609)	$(166,922)	$(26,348)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	10	-	(187)	-
COMPREHENSIVE LOSS	(17,469)	(2,609)	(167,109)	(26,348)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.03)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,087,500	6,087,500	6,087,500	6,087,500

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Three and nine months ended September 30, 2023 and 2022 (UNAUDITED)

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, December 31, 2021	-	$-	6,087,500	$6,088	$31,403	$(81,949)	$-	$(44,458)

Net loss	-	-	-	-	-	(5,878)	-	(5,878)

Balance, March 31, 2022	-	-	6,087,500	6,088	31,403	(87,827)	-	(50,336)

Balance, March 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(87,827)	$-	$(50,336)

Net loss	-	-	-	-	-	(17,860)	-	(17,860)

Balance, June 30, 2022	-	$-	6,087,500	$6,088	$31,403	$(105,687)	$-	$(68,029)

Balance, June 30, 2022	-	$-	6,087,500	$6,088	$31,403	$(105,687)	$-	$(68,029)

Net loss	-	-	-	-	-	(2,609)	-	(2,609)

Balance, September 30, 2022	-	$-	6,087,500	$6,088	$31,403	$(108,296)	$-	$(70,638)

Balance, December 31, 2022	-	$-	6,087,500	6,088	31,403	(36,801)	-	690

Foreign currency translation adjustment	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(110,239)	-	(110,239)

Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

Shares issued for services	5,000,000	50			450			500
Foreign currency translation adjustment		-		-	-	-	-160	(160)
Net loss	-	-	-	-	-	(39,204)	-	(39,204)

Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(186,244)	$(197)	$(148,450)

Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(186,244)	$(197)	$(148,450)

Foreign currency translation adjustment	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	(17,479)		(17,479)

Balance, September 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(203,723)	$(187)	$(165,919)

See accompanying notes to unaudited financial statements.

Crona Corp.

STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2023 and 2022 (UNAUDITED)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,922)	$(26,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	23848	500
Amortization of discount on promissory note	10,852	-
Share based compensation	500	-
Changes in operating assets and liabilities:
Prepaid expenses	1,499	(9,965)
Accounts payable	1,299	(9,802)
Accrued expenses	(500)	-
Interest payable	10,188	-
CASH FLOWS FROM OPERATING ACTIVITIES	(119,236)	(45,615)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note	116,000	-
Proceeds from related party	6,972	45,615
Repayment to related party	(3,543)
CASH FLOWS FROM FINANCING ACTIVITIES	119,429	45,615
NET INCREASE (DECREASE) IN CASH	193	-
Effects of currency translation on cash	(187)	-
Cash, beginning of period	-	-
Cash, end of period	$6	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through September 30, 2023. The Company currently has accumulated losses of $203,723 as of September 30, 2023 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2023, that are of significance or potential significance to the Company.

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

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(5,093)	-
Property, plant and equipment, net	19,887	24,980

Total depreciation expenses for the nine months ended September 30, 2023 and 2022 were $5,093 and $0, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(18,755)	-
Intangible assets, net	$56,265	$75,020

Total amortization expenses for the nine months ended September 30, 2023 and 2022, were $18,755 and $0, respectively.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note is $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.10.

	As of September 30, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(6,148)	$126,852	$10,188
Total	$133,000	$(6,148)	$126,852	$10,188

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for the all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of September 30, 2023 and December 31, 2022, interest payable totaled $10,188 and $0, respectively.

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

During the three months ended June 30, 2023, president Dmalamas, advanced to the Company $82 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended September 30, 2023, the company, repaid $303 towards the loan of president & CEO Chris Brown.

During the three months ended September 30, 2023, director Lucille Zdunich, advanced to the Company $333 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2023, and December 31, 2022, due to related party is $3,650 and $221 respectively.

Note 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

During the three months ended June 30, 2017, the company issued a total of 1,087,500 common shares for cash proceeds of $1080.

As of September 30, 2023, the company’s common shares issued and outstanding is 6,087,500

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued, 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

Note 10 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. The lease was terminated in July 2022. For the nine months ended September 30, 2023 and 2022 rent expense was $0 and $2,226, respectively, which is included within general and administrative expenses on the statements of operations.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2023 and 2022:

Revenue for three and nine months ended September 30, 2023 and 2022

For the three months ended September 30, 2023 and 2022, Crona Corp. had not generated any revenue.

For the nine months ended September 30, 2023 and 2022, Crona Corp. had not generated any revenue.

Operating expenses for the three months ended September 30, 2023 and 2022

Total operating expenses for the three months ended September 30, 2023 were $15,182. The operating expenses for the three months ended September 30, 2023 includes amortization on convertible promissory note $4,285, depreciation and amortization expense of $7,949, general and administrative expenses of $1,948, and professional fees of $1,000.

Total operating expenses for the three months ended September 30, 2022 were $2,609. The operating expenses for the three months ended September 30, 2022 includes professional fees of $2,442 and depreciation expense of $167.

Operating expenses for the nine months ended September 30, 2023 and 2022

Total operating expenses for the nine months ended September 30, 2023 were $156,734. The operating expenses for the nine months ended September 30, 2023 includes amortization on convertible promissory note $10,852, depreciation and amortization expense of $23,848, general and administrative expenses of $12,682, and professional fees of $109,352.

Total operating expenses for the nine months ended September 30, 2022 were $26,348. The operating expenses for the nine months ended September 30, 2022 included general and administrative expenses of $2,226, professional fees of $23,622 and depreciation expense of $500.

The increase in operating expenses during the nine months ended September 30, 2023 is due to an increase in activity. The Company made an asset acquisition on December 29, 2022, which resulted in amortization and depreciation expenses incurred (due to the acquisition of equipment and intangibles) during the nine months ended September 30, 2023, that was not incurred when compared to the nine months ended September 30, 2022. The Company had consulting services during the nine months ended September 30, 2023 related to business services and expansion. This has resulted in an increase in professional fees for the nine months ended September 30, 2023 compared to the professional fees for the nine months ended September 30, 2022.

Net Loss

The net loss for the nine months ended September 30, 2023 and 2022 was $166,922 and $26,348 respectively.

The net loss increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, because there were increased consulting services, amortization and depreciation expenses when compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, our total assets were $77,169.

As of September 30, 2023, our total liabilities were $243,088.

As of September 30, 2023, we had a working capital deficit of $142,071.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September, 2023 net cash used in operating activities was $119,236, which consisted of a net loss of $166,922, depreciation and amortization expense of $23,848, amortization of discount on promissory note of $10,852, share based compensation of $500, interest payable of $10,188, prepaid of $1,499, accrued expense of $(500) and accounts payable of $1,299.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2023, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2023, net cash flows provided by financing activities was $119,429 which was due to the issuance of a convertible promissory note of $116,000, and net related party advances of $3,429.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: January 16, 2024	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

