Form 10-K
period 2023-12-31
Crona Corp.
filed 2024-06-27
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,587,500 common shares issued and outstanding as of June 26, 2024.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our President, Demetrios Malamas currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr.Malamas plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company

Item 1A. Risk Factors

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. The common shares of the Company are traded on OTC Markets under the ticker symbol of CCCP. As of December 31, 2023, the total amount of shares of our common stock have traded counted 6,587,500.

Number of Holders

As of December 31, 2023, the 6,587,500 issued and outstanding shares of common stock were held by a total of 20 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2023 and 2022. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2023 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2022.

Our net loss for the fiscal year ended December 31, 2023 was $193,626 compared to a net income of $45,148 during the fiscal year ended December 31, 2022. The changes are related to increase in professional fees.

Operating expenses for the year ended December 31, 2023 consisted of amortization on convertible promissory note of $15,137; depreciation expenses of $31,437; professional fees of $110,514 and general and administrative expenses of $15,280. Operating expenses for the year ended December 31, 2022 consisted of professional fees of $28,124 and general and administrative expenses of $4,846. The increase in expenses is related to increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2023 and 2022

As of December 31, 2023, and 2022, our total assets were $68,818 and $102,510 respectively which comprised of prepaid expenses and long term assets.

As of December 31, 2023 and 2022, our total liabilities were $260,942 and $ 101,820 which comprised of related party advances, interest payable and accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2023 and 2022, net cash flows from operating activities were $(120,094) and $(43,881) respectively.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2023 and 2022, net cash flows from investing activities were $0 and $(5,000) respectively

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2023 and 2022, net cash flows from financing activities were $120,282 and $48,881 respectively.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2023 and 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp f December 31, 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $193,626 and an accumulated deficit of $230,427 as of December 31, 2023. The continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 2 to the financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•

We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

•	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

June 24, 2024

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

PCAOB Firm ID#3289
Tampa, Florida
April 24, 2023

CRONA CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Prepaid expenses	$255	$2,510
Total Current Assets	255	2,510
Long-term Assets
Intangible asset, net	50,013	75,020
Property, plant and equipment, net	18,550	24,980
Total Long-term Assets	68,563	100,000
Total Assets	$68,818	$102,510

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$2,544	$99
Accrued expenses	2,000	1,500
Interest payable	21,258	-
Related party advances	4,503	221
Convertible notes payable, net of discount	130,637	-
Total Current Liabilities	160,942	1,820
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	260,942	101,820
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	50	-
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,087,500 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	6,588	6,088
Additional paid in capital	31,853	31,403
Accumulated other comprehensive loss	(188)	-
Accumulated deficit	(230,427)	(36,801)
Total Stockholders’ (Deficit) Equity	(192,124)	690
Total Liabilities and Stockholders’ (Deficit) Equity	$68,818	$102,510

See accompanying notes to audited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31,	December 31,
	2023	2022
REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	15,137	-
Professional fees	110,514	28,124
Depreciation and amortization expense	31,437	-
General and administrative expenses	15,280	4,846
TOTAL OPERATING EXPENSES	172,368	32,970
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	105,118
Impairment expense	-	(27,000)
Interest expenses	(21,258)	-
TOTAL OTHER INCOME (EXPENSE)	(21,258)	78,118
NET GAIN / (LOSS) FROM OPERATIONS	(193,626)	45,148
PROVISION FOR INCOME TAXES	-	-
NET GAIN/ (LOSS)	$(193,626)	$45,148
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(188)	-
COMPREHENSIVE GAIN/ (LOSS)	(193,814)	45,148
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,176,541	6,087,500

See accompanying notes to audited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the year ended December 31, 2022 and 2023

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity

Balance, December 31, 2021	-	$-	6,087,500	$6,088	$31,403	$(81,949)	$-	$(44,458)

Net Income	-	-	-	-	-	45,148	-	45,148
Balance, December 31, 2022	-	$-	6,087,500	6,088	31,403	(36,801)	-	690

Shares issued for services	5,000,000	50	-	-	450	-	-	500
Shares issued for settlement of debt	-	-	500,000	500	-	-	-	500
Foreign currency translation adjustment	-	-	-	-	-	-	(188)	(188)
Net loss	-	-	-	-	-	(193,626)	-	(193,626)

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)

See accompanying notes to audited financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2023	For the year ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,626)	$45,148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of discount on promissory note	15,137	-
Depreciation and amortization expense	31,437	-
Gain on forgiveness of debt	-	(105,118)
Impairment expenses	-	27,000
Share based compensation	500	-
Changes in operating assets and liabilities:
Prepaid expenses	2,255	(2,510)
Accounts payable	2,445	(9,901)
Accrued expenses	500	1,500
Interest payable	21,258	-
NET CASH USED IN OPERATING ACTIVITIES	(120,094)	(43,881)
CASH FLOWS FROM INVESTING ACTIVITIES
Purcahse of software	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note	116,000	-
Proceeds from related party	7,825	48,881
Repayment to related party	(3,543)	-
NET CASH FROM FINANCING ACTIVITIES	120,282	48,881
NET INCREASE (DECREASE) IN CASH	188	-
Effects of currency translation on cash	(188)	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Share issued for conversion of promissory note	500
Assets acquired through promissory note	$-	$100,000

See accompanying notes to audited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through December 31, 2023. The Company currently has accumulated losses of $230,427 as of December 31, 2023 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023, that are of significance or potential significance to the Company.

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

	As of December 31, 2023
	Face value	Accrued Interest	Net payable
Promissory Note	$100,000	$7,058	$107,058
Total	$100,000	$7,058	$107,058

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of December, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(6,430)	-
Property, plant and equipment, net	18,550	24,980

Total depreciation expenses for the year ended December 31, 2023 and 2022 were $6,430 and $0, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(25,007)	-
Intangible assets, net	$50,013	$75,020

Total amortization expenses for the year ended December 30, 2023 and 2022, were $25,007 and $0, respectively.

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

	As of December 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(1,863)	$130,637	$14,200
Less: Common Stock Issued	$500
Total	$132,500	$(1,863)	$130,637	$14,200

On October 27, 2023, 500,000 shares of common stock was issued at a rate of $0.001 to settle the promissory note value of $500.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for the all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of December 31, 2023 and 2022, interest payable totaled $21,200 and $0, respectively.

During the year 2022, president & CEO Chris Brown advanced to the Company $221 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2023, president & CEO Chris Brown advanced to the Company $4,937 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2023, the company, repaid $829 towards the loan of president & CEO Chris Brown.

During the three months ended March 31, 2023, director Lucille Zdunich, advanced to the Company $700 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

On June 07, 2023, the company issued, 5,000,000 preferred stock class B at par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

During the three months ended June 30, 2023, president & CEO Chris Brown advanced to the Company $972 towards working capital. The company, repaid $2,381 towards the loan of president & CEO Chris Brown.

During the three months ended June 30, 2023, the company, repaid $2,381 towards the loan of president & CEO Chris Brown.

During the three months ended September 30, 2023, the company, repaid $303 towards the loan of president & CEO Chris Brown.

During the three months ended September 30, 2023, director Lucille Zdunich, advanced to the Company $333 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended December 31, 2023, director Lucille Zdunich, advanced to the Company $853 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2023, and 2022, due to related party is $4,503 and $221 respectively.

Note 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

As of December 31, 2023, the company’s common shares issued and outstanding is 5,000,000.

During the three months ended June 30, 2017, the company issued a total of 1,087,500 common shares for cash proceeds of $1080.

During the three months ended December 31, 2023, the company issued a total of 500,000 common shares for settlement of debt of $500.

As of December 31, 2023 and 2022, the company’s common shares issued and outstanding is 6,587,500 and 6,087,500 respectively.

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued, 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

As of December 31, 2023 and 2022, the company’s preferred shares issued and outstanding is 5,000,000 and 0 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

In November 20, 2020, the Company has entered into a new rental agreement for a $371 monthly fee, starting on December 1, 2020, for a period of one year. In January 2022, the Company extended the lease agreement for a period of one year. The lease was terminated in July 2022. For the year ended December 31, 2023 and 2022 rent expense was $0 and $2,226, respectively, which is included within general and administrative expenses on the statements of operations.

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of December 31, 2023, the Company had net operating loss carry forwards of $230,427 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2023 was $48,390. The net change in valuation allowance for the year ended December 31, 2023 was $40,701. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2023. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	As of December 31, 2023	As of December 31, 2022
Non-current deferred tax assets:
Gross deferred tax assets	$48,390	$7,728
Valuation allowance	(48,390)	(7,728)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2023 and 2022 as follows:

	As of December 31, 2023	As of December 31, 2022
Computed “expected” tax expense (benefit)	$40,701	$9,481
Change in valuation allowance	(40,701)	(9,481)
Actual tax expense (benefit)	$-	$-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

2.

We did not implement appropriate information technology controls – As at December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive	Age	Position
Officer and/or Director

Demetrios Malamas	67	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer
Lucille Zdunich	68	Director

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

Biographical Information and Background of officer and director

Demetrios Malamas

Mr. Malamas has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from October 6, 2016 to March 21, 2018 and from March 20, June 22, 2023.

Our President background mainly contains from following:

Demetrios Malamas has over 40 years of business experience managing a broad range of companies. He was the principal in Nuland Realty and founder of Pacific Aquaculture Ltd. before becoming immersed in Foreign Trade. He received his CFTP - Certified Foreign Trade Professional designation and began working with and in China for a variety of products and organizations over the years including Stadium Seating, Tempered and other Glass and Funeral Caskets. Mr. Malamas has been the CEO for ACE Funeral Products Ltd. since 1999 and has spent the majority of the last five years operating the business.

Lucille Zdunich

Lucille Zdunich has had a 30-year career in residential and commercial real estate sales. She is currently President of her private Real Estate Investment company La Luna Ventures Inc. which she founded in 2010 in British Columbia. She is also Founder and President of El Sol Ventures Inc. a private California company established in 2018 that currently focuses on commercial retail real estate. Lucille also brings expertise in marketing and management having founded Pinnacle Drilling Products in 2009, she also served as the organizations Executive Director of Marketing.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Chris Brown (Director)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Lucille Zdunich (Director)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Robert Brown (Director)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Demetrios Malamas (Director)	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2023, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2023 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage
Common Stock	LUCILLE ZDUNICH	5,000,000 shares of common stock (director)	43.15%
Common Stock	ISOLATED CONSULTANTS INC.	5,000,000 shares of common stock	43.15%

The percent of class is based on 6,587,500 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2023, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2023, we incurred $13,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

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

CRONA CORP.

Dated: June 26, 2024	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

