Form 10-Q
period 2024-03-31
Crona Corp.
filed 2024-07-16
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of July 16, 2024.

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

CRONA CORP.
BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$255
Total Current Assets	-	255
Long-term Assets
Intangible asset, net	43,761	50,013
Property, plant and equipment, net	17,430	18,550
Total Long-term Assets	61,191	68,563
Total Assets	$61,191	$68,818

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable	$5,188	$2,544
Accrued expenses	2,000	2,000
Interest payable	26,962	21,258
Related party advances	4,503	4,503
Convertible notes payable, net of discount	132,500	130,637
Total Current Liabilities	171,153	160,942
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	271,153	260,942
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,587,500 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	6,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(248,265)	(230,427)
Total Stockholders’ (Deficit) Equity	(209,962)	(192,124)
Total Liabilities and Stockholders’ (Deficit) Equity	$61,191	$68,818

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2024	2023
REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	1,863	2,329
Depreciation and amortization expense	7,372	7,950
General and administrative expenses	1,899	3,230
Professional fees	1,000	92,818
TOTAL OPERATING EXPENSES	12,134	106,327
OTHER INCOME (EXPENSE)
Interest expenses	(5,704)	(3,912)
TOTAL OTHER INCOME (EXPENSE)	(5,704)	(3,912)
NET GAIN / (LOSS) FROM OPERATIONS	(17,838)	(110,239)
PROVISION FOR INCOME TAXES	-	-
NET GAIN/ (LOSS)	$(17,838)	$(110,239)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment		(37)
COMPREHENSIVE GAIN/ (LOSS)	(17,838)	(110,276)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,176,541	6,087,500

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the three months ended March 31, 2023, and 2024

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(36,801)	$-	$690

Foreign currency translation adjustment							(37)	(37)
Net loss for the period ended	-	-	-	-	-	(110,239)	-	(110,239)
Balance, March 31, 2023	-	$-	6,087,500	6,088	31,403	(147,040)	(37)	(109,586)

Balance, December 31, 2023	5,000,000	50	6,587,500	6,588	31,853	(230,427)	(188)	(192,124)

Net loss for the period ended	-	-	-	-	-	(17,838)	-	(17,838)
Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31, 2024	For the three months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,838)	$(110,239)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses	6,252	6,252
Depreciation expenses	1,120	1,698
Amortization of discount on promissory note	1,863	2,329
Changes in operating assets and liabilities:
Prepaid expenses	255	(5)
Interest payable on convertible promissory note	5,704	3,912
Accounts payable	2,644	1,872
Accrued expenses	-	(500)
NET CASH USED IN OPERATING ACTIVITIES	-	(94,681)
CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note issued	-	116,000
Advances from related party	-	4,807
NET CASH FROM FINANCING ACTIVITIES	-	120,807
NET INCREASE (DECREASE) IN CASH	-	26,126
Effects of currency translation on cash	-	(37)
Cash, beginning of period	-	-
Cash, end of period	$-	$26,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through March 31, 2024. The Company currently has accumulated losses of $248,265 as of March 31, 2024, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024, that are of significance or potential significance to the Company.

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

Promissory Note

	As of March 31, 2024
	Face value	Accrued Interest
Promissory Note	$100,000	$8,798
Total	$100,000	$8,798

	As of December 31, 2023
	Face value	Accrued Interest
Promissory Note	$100,000	$7,058
Total	$100,000	$7,058

Accrued Interest as of March 31, 2024, is $8,798 and December 31, 2023, is $7,058. Promissory note payable is $100,000 and $100,000 as of March 31, 2024, and December 31, 2023.Total interest expenses of $1,740 and $0 for the three months ended March 31, 2024, and 2023.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of March 31, 2024, and December 31, 2023, are as follows

	March 31, 2024	December 31, 2023
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(7,550)	(6,430)
Property, plant and equipment, net	17,430	18,550

Total depreciation expenses for the for the three months ended March 31, 2024, and 2023, were $1,120 and $1,698, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(31,259)	(25,007)
Intangible assets, net	$43,761	$50,013

Total amortization expenses for the three months ended March 31, 2024, and 2023, were $6,252 and $6,252 respectively.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note are $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.10

	As of March 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$18,164
Total	$132,500	$0	$132,500	$18,164

	As of December 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(1,863)	$130,637	$14,200
Less: Common Stock Issued	$500
Total	$132,500	$(1,863)	$130,637	$14,200

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of March 31, 2024, is $18,164 and December 31, 2023, is $ 14,200. The promissory note payable is $ 132,500 and $130,637 as of March 31, 2024, and December 31, 2023.

Total interest expenses of $3,964 and $3,912 for the three months ended March 31, 2024, and 2023.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of March 31, 2024, and December 31, 2023, interest payable totaled $8,798 and $7,058, respectively.

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

During the three months ended June 30, 2023, the company, repaid $2381 towards the loan of president & CEO Chris Brown.

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

As of March 31, 2024, and December 31, 2023, due to related party is $4,503 and $4,503 respectively.

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

As of March 31, 2024, and December 31, 2023, the company’s common shares issued and outstanding are 6,587,500 and 6,587,500 respectively.

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

As of March 31, 2024, and December 31, 2023, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

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

On December 29, 2022, a change in control of the Company occurred pursuant to the Agreement. Mr. Brown now has voting control over 82.1% of the Company’s issued and outstanding common stock.

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

Effective December 29, 2022, the Company’s new address is 422 Richards Street, Unit 170 Vancouver, BC V6B 2Z4.

On February 3, 2023, the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Nevada to Wyoming and became a Wyoming entity. In conjunction with this change of domicile, the Company increased the number of common shares that it is authorized to issue to 1,000,000,000 shares, par value $0.00001 per share.

On February 7, 2023, the Company filed a Certificate of Dissolution with the Secretary of State for the State of Nevada, effectively dissolving the Company’s existence in Nevada. The effective date for the Nevada dissolution is March 17, 2023.

On February 7, 2023, the Company increased the number of directors on its Board of Directors from 1 to 3. On February 7, 2023, the Company appointed Lucille Zdunich and Robert Brown as Directors of the Company.

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

FACILITIES

Our previously leased office is located at Jean-Louis Calderon 31, Bucharest, 030167, Romania. Our current office, effective as of December 29, 2022, is 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our telephone number is (888) 998-9449.

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2024, and 2023:

Revenue for three months ended March 31, 2024, and 2023

For the three months ended March 31, 2024, and 2023, Crona Corp. had not generated any revenue.

Operating expenses for the three months ended March 31, 2024, and 2023

Total operating expenses for the three months ended March 31, 2024, were $12,134. The operating expenses for the three months ended March 31, 2024, includes amortization on convertible promissory note $1,863, depreciation and amortization expense of $7,372, general and administrative expenses of $1,899, and professional fees of $1,000.

Total operating expenses for the three months ended March 31, 2023, were $106,327. The operating expenses for the three months ended March 31, 2023, includes amortization on convertible promissory note $2,329, depreciation and amortization expense of $7,950, general and administrative expenses of $3,230, and professional fees of $92,818.

Net Loss

The net loss for the three months ended March 31, 2024, and 2023 was $17,838 and $110,239 respectively.

The net loss decreased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, because there were decreased consulting services, amortization and depreciation expenses when compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, our total assets were $61,191.

As of March 31, 2024, our total liabilities were $271,153.

As of March 31, 2024, we had a working capital deficit of $171,153.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2024, net cash used in operating activities was $0, which consisted of a net loss of $,17,838, depreciation and amortization expense of $7,372, amortization of discount on promissory note of $1,863, interest payable of $5,704, prepaid of $255, and accounts payable of $2,644.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2024, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2024, we generated $0 in financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: July 16, 2024	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

