Form 10-Q
period 2024-06-30
Crona Corp.
filed 2024-10-04
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,087,500 common shares issued and outstanding as of October 3, 2024.

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

CRONA CORP.
BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$255
Total Current Assets	-	255
Long-term Assets
Intangible asset, net	37,510	50,013
Property, plant and equipment, net	16,310	18,550
Total Long-term Assets	53,820	68,563
Total Assets	$53,820	$68,818

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$8,231	$2,544
Accrued expenses	2,000	2,000
Interest payable	32,655	21,258
Related party advances	15,503	4,503
Convertible notes payable, net of discount	132,500	130,637
Total Current Liabilities	190,889	160,942
Promissory note, related party	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	290,889	260,942
Commitments and contingencies (Note 6)
Stockholders’ (Deficit)
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,587,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	6,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(275,372)	(230,427)
Total Stockholders’ (Deficit)	(237,069)	(192,124)
Total Liabilities and Stockholders’ (Deficit)	$53,820	$68,818

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	4,238	1,863	6,567
Depreciation and amortization expense	7,371	7,950	14,743	15,898
General and administrative expenses	2,043	7,503	3,942	10,734
Professional fees	12,000	15,534	13,000	108,352
TOTAL OPERATING EXPENSES	21,414	35,225	33,548	141,551
OTHER INCOME (EXPENSE)
Interest expenses	(5,693)	(3,979)	(11,397)	(7,891)
TOTAL OTHER INCOME (EXPENSE)	(5,693)	(3,979)	(11,397)	(7,891)
NET GAIN / (LOSS) FROM OPERATIONS	(27,107)	(39,204)	(44,945)	(149,442)
PROVISION FOR INCOME TAXES	-	-	-	-
NET GAIN/ (LOSS)	$(27,107)	$(39,204)	$(44,945)	$(149,442)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment		(160)		(197)
COMPREHENSIVE GAIN/ (LOSS)	(27,107)	(39,364)	(44,945)	(149,639)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,176,541	6,087,500	6,176,541	6,087,500

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
For the three and six months ended June 30, 2023 and 2024 (Unaudited)

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(36,801)	$-	$690

Foreign currency translation adjustment							(37)	(37)
Net loss	-	-	-	-	-	(110,239)	-	(110,239)
Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

Shares issued for services	5,000,000	50			450			500
Foreign currency translation adjustment							(160)	(160)
Net loss						(39,204)		(39,204)

Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	31,853	(186,244)	(197)	(148,450)

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	31,853	(230,427)	(188)	(192,124)

Net loss	-	-	-	-	-	(17,838)	-	(17,838)
Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)

Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)
Net loss	-	-	-	-	-	(27,107)	-	(27,107)
Balance, June 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(275,372)	$(188)	$(237,069)

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,945)	$(149,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses	12,503	12,503
Depreciation expenses	2,240	3,395
Amortization of discount on promissory note	1,863	6,567
Share based compensation	-	500
Changes in operating assets and liabilities:
Prepaid expenses	255	743
Interest payable on convertible promissory note	11,397	7,891
Accounts payable	5,687	481
Accrued expenses	-	(1,500)
NET CASH USED IN OPERATING ACTIVITIES	(11,000)	(118,862)
CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note issued	-	116,000
Advances from related party	11,000	5,779
Repayment to related party	-	(2,381)
NET CASH FROM FINANCING ACTIVITIES	11,000	119,398
NET INCREASE (DECREASE) IN CASH	-	536
Effects of currency translation on cash	-	(197)
Cash, beginning of period	-	-
Cash, end of period	$-	$339
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. On February 3, 2023 the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. Effective June 22, 2023, the Company’s new address is 304 South Jones Blvd. #7356, Las Vegas, Nevada 89107. We are in the memorialization industry, serving our customers in cemetery and funeral industries. We provide a range of high-quality memorial products including funeral caskets

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenues through June 30, 2024. The Company currently has accumulated losses of $275,372 as of June 30, 2024, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024, that are of significance or potential significance to the Company.

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

Promissory Note

	As of June 30, 2024
	Face value	Accrued Interest
Promissory Note	$100,000	$10,538
Total	$100,000	$10,538

	As of December 31, 2023
	Face value	Accrued Interest
Promissory Note	$100,000	$7,058
Total	$100,000	$7,058

Accrued Interest as of June 30, 2024, is $10,538 and December 31, 2023, is $7,058. Promissory note payable is $100,000 and $100,000 as of June 30, 2024, and December 31, 2023.

Total interest expenses of $ 3,481 and $0 for the six months ended June 30, 2024, and 2023.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of June 30, 2024, and December 31, 2023, are as follows

	June 30, 2024	December 31, 2023
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(8,670)	(6,430)
Property, plant and equipment, net	16,310	18,550

Total depreciation expenses for the for the six months ended June 30, 2024, and 2023, were $2,240 and $ 3,395, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(37,510)	(25,007)
Intangible assets, net	$37,510	$50,013

Total amortization expenses for the six months ended June 30, 2024, and 2023, were $12,503 and $12,503 respectively.

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

	As of June 30, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$22,117
Total	$132,500	$0	$132,500	$22,117

	As of December 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(1,863)	$130,637	$14,200
Less: Common Stock Issued	$500
Total	$132,500	$(1,863)	$130,637	$14,200

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of June 30, 2024, is $22,117 and December 31, 2023, is $ 14,200. The promissory note payable is $ 132,500 and $130,637 as of June 30, 2024, and December 31, 2023.

Total interest expenses of $7,917 and $7,891 for the six months ended June 30, 2024, and 2023.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of June 30, 2024, and December 31, 2023, interest payable totaled $10,538  and $7,058, respectively.

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

On June 07, 2023, the Company issued 5,000,000 preferred stock class B at par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

During the three months ended June 30, 2023, president & CEO Chris Brown advanced to the Company $972 towards working capital. The Company repaid $2,381 towards the loan of president & CEO Chris Brown.

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

During the three months ended June 30, 2024, director Lucille Zdunich, advanced to the Company $11,000 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2024, and December 31, 2023, due to related parties is $15,503 and $4,503 respectively.

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

As of June 30, 2024, and December 31, 2023, the company’s common shares issued and outstanding are 6,587,500 and 6,587,500 respectively.

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

As of June 30, 2024, and December 31, 2023, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

 Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

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

FACILITIES

Our previously leased office is located at 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our current office, effective as of June 22, 2023, is 304 South Jones Blvd. #7356, Las Vegas, Nevada 89107.  Our telephone number is (888) 998-1888.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2024, and 2023:

Revenue for three and six months ended June 30, 2024, and 2023

For the three and six months ended June 30, 2024, and 2023, Crona Corp. had not generated any revenue.

Operating expenses for the three and six months ended June 30, 2024, and 2023

Total operating expenses for the three months ended June 30, 2024, were $21,414. The operating expenses for the three months ended June 30, 2024, include depreciation and amortization expenses of $7,371, general and administrative expenses of $2,043, and professional fees of $12,000.

Total operating expenses for the three months ended June 30, 2023, were $35,225. The operating expenses for the three months ended June 30, 2023, includes amortization on convertible promissory note $4,238, depreciation and amortization expense of $7,950, general and administrative expenses of $7,503, and professional fees of $15,534.

Total operating expenses for the six months ended June 30,2024, were $33,548. The operating expenses for the six months ended June 30, 2024, include amortization on convertible promissory note $1,863, depreciation and amortization expenses of $14,743, general and administrative expenses of $3,942, and professional fees of $13,000.

Total operating expenses for the six months ended June 30,2023, were $141,551. The operating expenses for the six months ended June 30, 2023, includes amortization on convertible promissory note $6,567, depreciation and amortization expenses of $15,898, general and administrative expenses of $10,734, and professional fees of $108.352.

Net Loss

The net loss for the six months ended June 30, 2024, and 2023 was $44,945 and $149,442 respectively.

The net loss decreased for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, because there were decreased professional fees, amortization and depreciation expenses.

Liquidity and Capital Resources

As of June 30, 2024, our total assets were $53,820.

As of June 30, 2024, our total liabilities were $290,889.

As of June 30, 2024, we had a working capital deficit of $190,889.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2024, net cash used in operating activities was $(11,000), which consisted of a net loss of $44,945, depreciation and amortization expense of $14,743, amortization of discount on promissory note of $1,863, interest payable of $11,397, prepaid of $255, accounts payable of $,5,687.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2024, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2024, net cash flow provided by financing activities was $11,000 which is included the related party advances of $11,000.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings nor are we aware of any pending or threatened litigation against us.

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
.
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

CRONA CORP.

Dated: October 3, 2024	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

