Form 10-Q
period 2024-09-30
Crona Corp.
filed 2024-11-15
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

304 South Jones Blvd #7356

Las Vegas, Nevada 89107

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,587,500 common shares issued and outstanding as of November 13, 2024.

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

CRONA CORP.

BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$255
Total Current Assets	-	255
Long-term Assets
Intangible asset, net	31,258	50,013
Property, plant and equipment, net	15,190	18,550
Total Long-term Assets	46,448	68,563
Total Assets	$46,448	$68,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$6,494	$2,544
Accrued expenses	1,000	2,000
Interest payable	38,392	21,258
Related party advances	21,282	4,503
Convertible notes payable, net of discount	132,500	130,637
Total Current Liabilities	199,668	160,942
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	299,668	260,942
Commitments and contingencies (Note 6)
Stockholders’ (Deficit) Equity
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,587,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	6,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(291,523)	(230,427)
Total Stockholders’ Deficit	(253,220)	(192,124)
Total Liabilities and Stockholders’ Deficit	$46,448	$68,818

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	4,285	1,863	10,852
Depreciation and amortization expense	7,372	7,949	22,115	23,848
General and administrative expenses	1,429	1,948	5,371	12,682
Professional fees	1,613	1,000	14,613	109,352
TOTAL OPERATING EXPENSES	10,414	15,182	43,962	156,734
OTHER INCOME (EXPENSE)
Interest expenses	(5,737)	(2,297)	(17,134)	(10,188)
TOTAL OTHER EXPENSES	(5,737)	(2,297)	(17,134)	(10,188)
LOSS FROM OPERATIONS	(16,151)	(17,479)	(61,096)	(166,922)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(16,151)	$(17,479)	$(61,096)	$(166,922)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment		10		(187)
COMPREHENSIVE LOSS	(16,151)	(17,469)	(61,096)	(167,109)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,176,541	6,087,500	6,176,541	6,087,500

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three and nine months ended September 30, 2023 and 2024
								Total
					Additional		Other	Stockholders’
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
For the three and nine months ended September 30, 2023

Balance, December 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(36,801)	$-	$690
Foreign currency translation adjustment							(37)	(37)
Net loss	-	-	-	-	-	(110,239)	-	(110,239)
Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)

Balance, March 31, 2023	-	$-	6,087,500	$6,088	$31,403	$(147,040)	$(37)	$(109,586)
Shares issued for services	5,000,000	50			450			500
Foreign currency translation adjustment							(160)	(160)
Net loss	-	-	-	-	-	(39,204)	-	(39,204)
Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(186,244)	$(197)	$(148,450)

Balance, June 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(186,244)	$(197)	$(148,450)
Foreign currency translation adjustment	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	(17,479)		(17,479)
Balance, September 30, 2023	5,000,000	$50	6,087,500	$6,088	$31,853	$(203,723)	$(187)	$(165,919)

For the three and nine months ended September 30, 2024

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	31,853	(230,427)	(188)	(192,124)
Net loss	-	-	-	-	-	(17,838)	-	(17,838)
Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)

Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)
Net loss	-	-	-	-	-	(27,107)	-	(27,107)
Balance, June 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(275,372)	$(188)	$(237,069)

Balance, June 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(275,372)	$(188)	$(237,069)
Net loss	-	-	-	-	-	(16,151)	-	(16,151)
Balance, September 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(291,523)	$(188)	$(253,220)

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,096)	$(166,922)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses	18,755	18,755
Depreciation expenses	3,360	5,093
Amortization of discount on promissory note	1,863	10,852
Share based compensation	-	500
Changes in operating assets and liabilities:
Prepaid expenses	255	1,499
Interest payable on convertible promissory note	17,134	10,188
Accounts payable	3,950	1,299
Accrued expenses	(1,000)	(500)
NET CASH USED IN OPERATING ACTIVITIES	(16,779)	(119,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note issued	-	116,000
Advances from related party	16,779	6,972
Repayment to related party	-	(3,543)
NET CASH FROM FINANCING ACTIVITIES	16,779	119,429
NET INCREASE (DECREASE) IN CASH	-	193
Effects of currency translation on cash	-	(187)
Cash, beginning of period	-	-
Cash, end of period	$-	$6
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Crona Corp. (“the Company”) was incorporated in the State of Nevada on October 6, 2016. On February 3, 2023, the Company filed Articles of Continuance with the Secretary of State in the State of Wyoming pursuant to which the Company re-domiciled from the State of Nevada to the State of Wyoming. Effective December 29, 2022, the Company’s new address is 422 Richards Street, Unit 170 Vancouver, BC V6B 2Z4. The core business of the Company is the elimination of germs and microbes through disinfection and anti-microbial protection.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through September 30, 2024. The Company currently has accumulated losses of $291,523 as of September 30, 2024 and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of September,  30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than it carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2024, that are of significance or potential significance to the Company.

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

Promissory Note

	As of September, 30, 2024
	Face value	Accrued Interest
Promissory Note	$100,000	$12,279
Total	$100,000	$12,279

	As of December 31, 2023
	Face value	Accrued Interest
Promissory Note	$100,000	$7,058
Total	$100,000	$7,058

Accrued Interest as of September 30, 2024, is $12,279 and December 31, 2023, is $7,058. Promissory note payable is $100,000 and $100,000 as of September 30, 2024, and December 31, 2023.

Total interest expenses of $ 5,221 and $0 for the nine  months ended September 30, 2024, and 2023.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of September 30, 2024, and December 31, 2023, are as follows

	September 30, 2024	December 31, 2023
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(9,790)	(6,430)
Property, plant and equipment, net	15,190	18,550

Total depreciation expenses for the for the nine months ended September 30, 2024, and 2023, were $3,360 and $ 5,093 , respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(43,762)	(25,007)
Intangible assets, net	$31,258	$50,013

Total amortization expenses for the nine months ended September 30, 2024, and 2023, were $18,755 and $18,755 respectively.

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

	As of September 30, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$26,114
Total	$132,500	$0	$132,500	$26,114

	As of December 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(1,863)	$130,637	$14,200
Less: Common Stock Issued	$500
Total	$132,500	$(1,863)	$130,637	$14,200

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of September 30, 2024, is $26,114 and December 31, 2023, is $ 14,200. The promissory note payable is $ 132,500 and $130,637 as of September 30, 2024, and December 31, 2023.

Total interest expenses of $11,914 and $10,188  for the nine months ended September 30, 2024, and 2023.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered into a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of September 30, 2024, and December 31, 2023, interest payable totaled $12,279 and $7,058, respectively.

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

During the nine months ended September 30, 2024, director Lucille Zdunich, advanced to the Company $16,779 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2024, and December 31, 2023, due to related parties is $21,282 and $4,503 respectively.

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

As of September 30, 2024, and December 31, 2023, the company’s common shares issued and outstanding are 6,587,500 and 6,587,500 respectively.

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

As of September 30, 2024, and December 31, 2023, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

 Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2024, and 2023:

Revenue for three and nine months ended September 30, 2024, and 2023

For the three and nine months ended September 30, 2024, and 2023, Crona Corp. had not generated any revenue.

Operating expenses for the three and nine months ended September 30, 2024, and 2023

Total operating expenses for the three months ended September 30, 2024, were $10,414. The operating expenses for the three months ended September 30, 2024, include depreciation and amortization expenses of $7,372, general and administrative expenses of $1,429, and professional fees of $1,613.

Total operating expenses for the three months ended September 30, 2023, were $15,182. The operating expenses for the three months ended September 30, 2023, includes amortization on convertible promissory note $4,285, depreciation and amortization expense of $7,949, general and administrative expenses of $1,948, and professional fees of $1,000.

Total operating expenses for the nine months ended September 30,2024, were $43,962. The operating expenses for the nine months ended September 30, 2024, include amortization on convertible promissory note $1,863, depreciation and amortization expenses of $22,115, general and administrative expenses of $5,371, and professional fees of $14,613.

Total operating expenses for the nine months ended September 30,2023, were $156,734. The operating expenses for the nine months ended September 30, 2023, includes amortization on convertible promissory note $10,852, depreciation and amortization expenses of $23,848 , general and administrative expenses of $12,682, and professional fees of $109,352.

Net Loss

The net loss for the nine months ended September 30, 2024, and 2023 was $61,096 and $166,922 respectively.

The net loss decreased for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, because there were decreased professional fees, amortization and depreciation expenses.

Liquidity and Capital Resources

As of September 30, 2024, our total assets were $46,448.

As of September, 30, 2024, our total liabilities were $299,668.

As of September, 30, 2024, we had a working capital deficit of $199,668.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2024, net cash used in operating activities was $(16,779), which consisted of a net loss of $61,096, depreciation and amortization expense of $22,115, amortization of discount on promissory note of $1,863, interest payable of $17,134, prepaid of $255, accounts payable of $,3,950, accrued expenses of  $(1,000).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2024, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2024, net cash flow provided by financing activities was $16,779 which is included the related party advances of $16,779.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: November 15, 2024	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

