Form 10-K
period 2024-12-31
Crona Corp.
filed 2025-02-27
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,587,500 common shares issued and outstanding as of February 27, 2025.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Demetrios Malamas currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Malamas plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. The common shares of the Company are traded on OTC Markets under the ticker symbol of CCCP.As of December 31, 2024, the total amount of shares of our common stock have traded counted 6,587,500.

Number of Holders

As of December 31, 2024, the 6,587,500 issued and outstanding shares of common stock were held by a total of 20 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2024 and 2023. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED DECEMBER 31, 2024 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2023.

Our net loss for the fiscal year ended December 31, 2024 was $77,395 compared to a net loss of $193,626 during the fiscal year ended December 31, 2023. The changes are related to decrease in professional fees.

Operating expenses for the year ended December 31, 2024 consisted of amortization on convertible promissory note of $1,863; depreciation expenses of $29,487; professional fees of $15,612 and general and administrative expenses of $7,562. Operating expenses for the year ended December 31, 2023 consisted of professional fees of $110,514; amortization on convertible promissory note of $15,137; depreciation expenses of $31,437 and general and administrative expenses of $15,280. The decrease in expenses is related to decrease in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED DECEMBER 31, 2024 and 2023

As of December 31, 2024, and 2023, our total assets were $39,076 and $68,818 respectively which comprised of prepaid expenses and long term assets.

As of December 31, 2024 and 2023, our total liabilities were $308,595 and $ 260,942 which comprised of related party advances, interest payable and accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2024 and 2023, net cash flows from operating activities were $(20,140) and $(120,094) respectively.

Cash Flows from Investing Activities

For the fiscal year ended December 31, 2024 and 2023, net cash flows from investing activities were $0 and $0 respectively

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2024 and 2023, net cash flows from financing activities were $20,140 and $120,282 respectively.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2024 and 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRONA CORP.

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(77,395) and an accumulated deficit of $(307,822). The Company is dependent on obtaining additional working capital funding from the existing shareholders or external fund providers to meet the Company’s obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Convertible and promissory notes

During the Audit, we observed that the company has convertible and promissory notes which are both matured in the year 2024. The company is unable to fulfil the repayment obligation upon maturity hence, they extended repayment for Thirty-six months and Twelve months respectively.

We identified this as a Critical Audit Matter because Management exercise significant judgement in negotiating and determining the suitable extension period for the repayment of the principal sum. Also, the risk of being exposed to company takeover by the lenders in the event of failure to repay at maturity or non-conversion of convertible note to shares.

The procedures performed includes:

•	We review and evaluated Management plans and their intending business plans for business operations
•	We reviewed the extension notice agreement and challenge the judgement made
•	We reviewed the original and extended agreement for the notes.
•	We raised confirmation to the note holders for confirmation of balances

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

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

February 25, 2025

CRONA CORP.
BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Prepaid expenses	$-	$255
Total Current Assets	-	255
Long-term Assets
Intangible asset, net	25,006	50,013
Property, plant and equipment, net	14,070	18,550
Total Long-term Assets	39,076	68,563
Total Assets	$39,076	$68,818
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$7,323	$2,544
Accrued expenses	-	2,000
Interest payable	44,129	21,258
Related party advances	24,643	4,503
Convertible notes payable, net of discount	132,500	130,637
Total Current Liabilities	208,595	160,942
Promissory note, related party	100,000	100,000
Total Long Term Liabilities	100,000	100,000
Total Liabilities	308,595	260,942
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 10,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,587,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	6,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(307,822)	(230,427)
Total Stockholders’ Deficit	(269,519)	(192,124)
Total Liabilities and Stockholders’ Deficit	$39,076	$68,818

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 30,	December 30,
	2024	2023

REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	1,863	15,137
Depreciation and amortization expense	29,487	31,437
General and administrative expenses	7,562	15,280
Professional fees	15,612	110,514
TOTAL OPERATING EXPENSES	54,524	172,368
OTHER INCOME (EXPENSE)
Interest expenses	(22,871)	(21,258)
TOTAL OTHER EXPENSES	(22,871)	(21,258)
LOSS FROM OPERATIONS	(77,395)	(193,626)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(77,395)	$(193,626)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment		(188)
COMPREHENSIVE LOSS	(77,395)	(193,814)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,587,500	6,176,541

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
For the year ended December 31, 2023 and 2024

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the year ended December 31, 2023

Balance, December 31, 2022	-	$-	6,087,500	$6,088	$31,403	$(36,801)	$-	$690
Shares issued for services	5,000,000	50	-	-	450	-	-	500
Shares issued for settlement of debt	-	-	500,000	500	-	-	-	500
Foreign currency translation adjustment	-	-	-	-	-	-	(188)	(188)
Net loss	-	-	-	-	-	(193,626)	-	(193,626)
Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)

For the year ended December 31, 2024

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)
Net loss	-	-	-	-	-	(77,395)	-	(77,395)
Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS
	For the year ended December 31, 2024	For the year ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,395)	$(193,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses	25,007	25,007
Depreciation expenses	4,480	6,430
Amortization of discount on promissory note	1,863	15,137
Share based compensation	-	500
Changes in operating assets and liabilities:
Prepaid expenses	255	2,255
Interest payable on convertible promissory note	22,871	21,258
Accounts payable	4,779	2,445
Accrued expenses	(2,000)	500
NET CASH USED IN OPERATING ACTIVITIES	(20,140)	(120,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible promissory note issued	-	116,000
Advances from related party	20,140	7,825
Repayment to related party	-	(3,543)
NET CASH FROM FINANCING ACTIVITIES	20,140	120,282
NET INCREASE (DECREASE) IN CASH	-	188
Effects of currency translation on cash	-	(188)
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through December 31, 2024. The Company currently has accumulated losses of $307,822 as of December 31, 2024, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, “Leases”. Under this guidance, lessees (including lessees under leases classified as finance leases, which are to be classified based on criteria like that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. The guidance permits companies to make an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has elected not to apply the standard to short-term leases.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2024, that are of significance or potential significance to the Company.

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd. (Seller), a related party, to acquire all business assets of the Seller, which included equipment and intangible assets. Seller will also convey any and all contracts that it has with its current customers, written, oral or otherwise (the intangible assets). Consideration for the asset acquisition is a cash payment of 100,000 ($24,980 for the equipment and $75,020 for the intangible asset).The payment shall be in the form of a Promissory Note due on or before December 29, 2024, which has been extended by tweleve (12) months to December 29, 2025. This note bears interest at 7% per annum.

	As of December 31, 2024
	Face value	Accrued Interest	Net payable
Promissory Note	$100,000	$14,019	$114,019
Total	$100,000	$14,019	$114,019

	As of December 31, 2023
	Face value	Accrued Interest	Net payable
Promissory Note	$100,000	$7,058	$107,058
Total	$100,000	$7,058	$107,058

Accrued Interest as of December 31, 2024, is $14,019 and December 31, 2023, is $7,058. Promissory note payable is $100,000 and $100,000 as of December 31, 2024, and December 31, 2023.

Total interest expenses of $ 6,962 and $7,058 for the year ended December 31, 2024, and 2023.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of December, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(10,910)	(6,430)
Property, plant and equipment, net	14,070	18,550

Total depreciation expenses for the year ended December 31, 2024 and 2023 were $4,480 and $6,430 respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(50,014)	(25,007)
Intangible assets, net	$25,006	$50,013

Total amortization expenses for the year ended December 30, 2024 and 2023, were $25,007 and $25,007, respectively.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note is $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue. The extended payment date shall be thirty six (36) months from the issue date.

	As of December 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$30,111
Total	$132,500	$0	$132,500	$30,111

	As of December 31, 2023
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$133,000	$(1,863)	$130,637	$14,200
Less: Common Stock Issued	$500
Total	$132,500	$(1,863)	$130,637	$14,200

On October 27, 2023, 500,000 shares of common stock was issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of December 31, 2024, is $30,111 and December 31, 2023, is $ 14,200. The promissory note payable is $ 132,500 and $130,637 as of December 31, 2024, and December 31, 2023.

Total interest expenses of $15,911  and $14,200  for the year ended December 31, 2024, and 2023.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered a promissory Note with a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of June 30, 2024, and December 31, 2023, interest payable totaled $14,019  and $7,058, respectively.

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

During the three months ended September 30, 2024, director Lucille Zdunich, advanced to the Company $5,779 towards working capital. These advances are unsecured, non-interest bearing and due on demand.

During the three months ended December 31, 2024, director Lucille Zdunich, advanced to the Company $3,361 towards working capital. These advances are unsecured, non-interest bearing and due on demand

As of December 31, 2024, and December 31, 2023, due to related parties is $24,643  and $4,503 respectively.

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

As of December 31, 2024, and December 31, 2023, the company’s common shares issued and outstanding are 6,587,500 and 6,587,500 respectively.

Preferred Shares

The company has 10,000,000, $0.00001 par value of preferred stock authorized.

On June 07, 2023, the company issued 5,000,000 preferred stock class B at a par value of $0.0001, to the director, Lucille Zdunich as fully paid and non-assessable for service provided.

As of December 31, 2024, and December 31, 2023, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 –  INCOME TAXES

The Company adheres to the provisions of uncertain tax positions as addressed in ASC 740 “Income Taxes” (“ASC 740”). As of December 31, 2024, the Company had net operating loss carry forwards of $307,822 that may be available to reduce future years’ taxable income in varying amounts through 2041. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at December 31, 2024 was $64,643. The net change in valuation allowance for the year ended December 31, 2024 was $16,253. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2024. All tax years since inception remain open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	December 31, 2024	December 31, 2023
Gross deferred tax asset	64,643	48,390
Valuation allowance	(64,643)	(48,390)
Net deferred tax asset	-	-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended December 31, 2024 and 2023 as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Income tax expense (benefit) at statutory rate	(16,253)	(40,701)
Change in valuation allowance	16,253	40,701
Income tax expense	-	-

The related deferred tax benefit on the above unutilized tax losses has a full valuation allowance not recognized against it as there is no certainty of its realization. Management has evaluated tax positions in accordance with ASC 740 and has not identified any significant tax positions, other than those disclosed.

Note 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024, through the date when financial statements were issued, and has determined that it does not have material subsequent events to disclosure in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Demetrios Malamas	68	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer
Lucille Zdunich	69	Director

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

Biographical Information and Background of officer and director

Mr. Malamas has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

SIGNIFICANT EMPLOYEES

We have no employees other than our President who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Demetrios Malamas (Director)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Lucille Zdunich (Director)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Robert Brown (Director)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Chris Brown (Director)	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of December 31, 2024, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2024and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2024, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During the year ended December 31, 2024, we incurred $12,613 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements.

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

CRONA CORP.

Dated: February 27, 2025	By:	/s/ Demetrios Malamas
Demetrios Malamas, President and Chief Executive Officer and Chief Financial Officer

