Form 10-Q
period 2025-03-31
Crona Corp.
filed 2025-05-15
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,587,500 shares of Common Stock issued and outstanding as of May 13, 2025

PART I – FINANCIAL INFORMATION

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

CRONA CORP.
BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	18,755	25,006
Property, plant and equipment, net	13,022	14,070
Total Long-term Assets	31,777	39,076
Total Assets	$31,777	$39,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$-	$7,323
Interest payable	49,776	44,129
Related party advances	18,500	24,643
Convertible notes payable, net of discount	132,500	132,500
Total Current Liabilities	200,776	208,595
Promissory note, related party	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	300,776	308,595
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	100	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 11,587,500 shares and 6,587,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	11,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(312,352)	(307,822)
Total Stockholders’ Deficit	(268,999)	(269,519)
Total Liabilities and Stockholders’ Deficit	$31,777	$39,076

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	1,863
Depreciation and amortization expense	7,299	7,372
General and administrative expenses	-	1,899
Professional fees	22,500	1,000
Share based compensation	5,050	-
TOTAL OPERATING EXPENSES	34,849	12,134
OTHER INCOME (EXPENSE)
Interest expenses	(5,647)	(5,704)
Debt Forgiveness	35,966	-
TOTAL OTHER EXPENSES	30,319	(5,704)
PROFIT LOSS FROM OPERATIONS	(4,530)	(17,838)
PROVISION FOR INCOME TAXES	-	-
NET PROFIT LOSS	$(4,530)	$(17,838)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-
COMPREHENSIVE LOSS	(4,530)	(17,838)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,420,833	6,587,500

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the three months ended March 31, 2025 and 2024

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2024

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)
Net loss	-	-	-	-	-	(17,838)	-	(17,838)
Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)

For the three months ended March 31, 2025

Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)
Share issued to Director	-	-	5,000,000	5,000	-	-	-	5,000
Shares issued for Preferred Stock class B	5,000,000	50	-	-	-	-	-	50
Net loss	-	-	-	-	-	(4,530)	-	(4,530)
Balance, March 31, 2025	10,000,000	$100	11,587,500	$11,588	$31,853	$(312,352)	$(188)	$(268,999)

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit loss	$(4,530)	$(17,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt forgiveness	(35,966)	-
Amortization expenses	6,252	6,252
Depreciation expenses	1,047	1,120
Amortization of discount on promissory note	-	1,863
Share based compensation	5,050	-
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	255
Interest payable on convertible promissory note	5,647	5,704
Increase (decrease) in accounts payable	(5,081)	2,644
NET CASH USED IN OPERATING ACTIVITIES	(27,581)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	27,581	-

NET CASH FROM FINANCING ACTIVITIES	27,581	-
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through March 31, 2025. The Company currently has accumulated losses of $312,352 as of March 31, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025, that are of significance or potential significance to the Company.

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd. (Seller), then a related party, to acquire all business assets of the Seller, which included equipment and intangible assets. The Seller also conveyed any and all contracts that it has with its current customers, written, oral or otherwise (the intangible assets). Consideration for the asset acquisition was a cash payment of 100,000 ($24,980 for the equipment and $75,020 for the intangible asset) in the form of a Promissory Note due on or before December 29, 2024. This note bears interest at 7% per annum, however if the note is fully repaid within twelve (12) months interest is waived. At any time during the first twelve (12) months the note can be reopened for either an extension or renegotiation of the terms of the note.

Promissory Note

	As of March 31, 2025
	Face value	Accrued Interest	Net payable
Promissory Note	$100,000	$15,745	$115,745
Total	$100,000	$15,745	$115,745

	As of December 31, 2024
	Face value	Accrued Interest	Net payable
Promissory Note	$100,000	$14,019	$114,019
Total	$100,000	$14,019	$114,019

Accrued Interest as of March 31, 2025, is $15,745 and December 31, 2024, is $14,019. Promissory note payable is $100,000 and $100,000 as of March 31, 2025, and December 31, 2024.

Total interest expenses of $1,726 and $1,740 for the three months ended March 31, 2025, and 2024.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of March 31, 2025, and December 31, 2024, are as follows

	March 31, 2025	December 31, 2024
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(11,958)	(10,910)
Property, plant and equipment, net	13,022	14,070

Total depreciation expenses for the three months ended March 31, 2025, and 2024, were $1,048 and $1,120, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2024	December 31, 2024
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(56,265)	(50,014)
Intangible assets, net	$18,755	$25,006

Total amortization expenses for the three months ended March 31, 2025, and 2024, were $6,252 and $6,252 respectively.

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

	As of March 31, 2025
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$34,032
Total	$132,500	$0	$132,500	$34,032

	As of December 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$0	$132,500	$30,111
Total	$132,500	$0	$132,500	$30,111

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of March 31, 2025, is $34,032 and December 31, 2024, is $30,111. The promissory note payable is $ 132,500 and $132,500 as of March 31, 2025, and December 31, 2024.

Total interest expenses of $3,921 and $3,964 for the three months ended March 31, 2025, and 2024.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered a promissory Note with then a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of March 31, 2025, and December 31, 2024, interest payable totaled $15,745 and $14,019, respectively.

Note 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

On February 27, 2025, the Company issued a total of 5,000,000 common shares at a par value of 0.001 to the Director Cheung Lam Hung for the services provided.

As of March 31, 2025, and December 31, 2024, the company’s common shares issued and outstanding are 11,587,500 and 6,587,500 respectively.

Preferred Shares

The Company has 10,000,000, $0.00001 par value of preferred stock authorized.

As of March 31, 2025, and December 31, 2024, the company’s preferred shares issued and outstanding are 10,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025, through the date when financial statements were issued and didn’t found any transactions to be reported

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Brief description of Crona Corp.

The Company was incorporated on October 6, 2016, under the laws of the State of Nevada.

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

On January 7, 2025, the Board of Directors of Crona Corp. (the “Company”) appointed Cheung Lam Hung to fill a vacancy on the Board of Directors with a term expiring at the Company's next Annual Meeting of Stockholders. Also on the same date the Board of Directors appointed Cheung Lam Hung as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

General description of our activity

On December 29, 2022, the Company entered into an acquisition agreement to acquire all assets and business contracts of Zeroblast Services Ltd. In exchange for a cash payment of $100,000. As a result of this acquisition, the Company is moving out of the music-recognition services business and moving into the antimicrobial surface protection services business.

The core business of the Company is the elimination of germs and microbes through disinfection and anti-microbial protection. The global COVID19 pandemic has re-focused our attention in order to keep our home, work and entertainment areas germ, virus and pathogen free; to reduce the risk of contact spread of infectious diseases. We provide infection control solutions to our customers which include restaurants, emergency vehicles, classrooms, hotels, hospitals, medical clinics, professional sports teams, care homes, industrial sites, offices, fleet vehicles and residential homes. The Company operates a service-based business that deploys a hands-on approach to customer service. A typical service contract evolves as follows: Step 1: Perform test to demonstrate the level of contamination in a target facility. Step 2: Apply a non-toxic coating to kill germs and prevent the spread of viruses for 90 days. Step 3: Educate clients and supply marketing materials to promote the facilities pro-active safety measures. Step 4: Return and re-treat every 90 days. ZeroBlast proprietary process will disinfect 99.9% of germs providing long-lasting protection against the growth of germs for up to 3 months. With over 55 million square feet protected with our non-toxic antimicrobial surface protection, the ZeroBlast process is safe for both human and pet contact within minutes of treatment.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditure since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the services provided in any facility in any jurisdiction which we would conduct activities.

FACILITIES

Our current office is located at 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our telephone number is (888) 998-9449.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees as of the date of this prospectus. Our sole officer and director, Cheung Lam Hung currently devotes approximately 20 hours per week to company matters. After receiving funding, Cheung Lam Hung plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a few forward-looking statements that reflect our current views regarding the future events and financial performance of Crona Corp.

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

RESULTS OF OPERATION

Results of Operations for the three months ended March 31, 2025, and 2024:

Revenue for three months ended March 31, 2025, and 2024

For the three months ended March 31, 2025, and 2024, we did not generate any revenue.

Operating expenses for the three months ended March 31, 2025, and 2024

Total operating expenses for the three months ended March 31, 2025, were $34,849 which included depreciation and amortization expenses of $7,299, professional fees of $22,500 and share-based compensation $5,050.

Total operating expenses for the three months ended March 31, 2024, were $12,134 which included amortization on convertible promissory note $1,863, depreciation and amortization expense of $7,372, general and administrative expenses of $1,899, and professional fees of $1,000.

Net Loss

The net profit loss for the three months ended March 31, 2025, and 2023 was $(4,530) and $(17,838) respectively.

Liquidity and Capital Resources

As of March 31, 2025 we had no cash, total liabilities were $300,776 and a working capital deficit of $200,776.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2025, net cash used in operating activities was $(27,581), which consisted of a net loss of $(4,530), depreciation and amortization expense of $7,299, interest payable of $5,647, accounts payable of $(5,081), share based compensation of $5,050 and debt forgiveness (35,966).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2025, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2025, net cash flow provided by financing activities was $27,581 which included the proceeds from related party of $27,581.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: May 15, 2025	By:	/s/ Cheung Lam Hung
Cheung Lam Hung, President and Chief Executive Officer and Chief Financial Officer

