Form 10-Q
period 2025-06-30
Crona Corp.
filed 2025-08-22
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-216180

CRONA CORP.
(Exact name of registrant as specified in its charter)

Wyoming	7261	EIN 35-2574778
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,087,500 shares of Common Stock issued and outstanding as of August 22, 2025

PART I – FINANCIAL INFORMATION

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

CRONA CORP.

BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	12,504	25,006
Property, plant and equipment, net	11,974	14,070
Total Long-term Assets	24,478	39,076
Total Assets	$24,478	$39,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$-	$7,323
Interest payable	49,776	44,129
Related party advances	84,427	24,643
Convertible notes payable, net of discount	132,000	132,500
Total Current Liabilities	266,203	208,595
Promissory note, related party	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	366,203	308,595
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 7,087,500 shares and 6,587,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	7,088	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(380,528)	(307,822)
Total Stockholders’ Deficit	(341,725)	(269,519)
Total Liabilities and Stockholders’ Deficit	$24,478	$39,076

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	-	-	1,863
Depreciation and amortization expense	7,299	7,371	14,598	14,743
General and administrative expenses	20,227	2,043	20,227	3,942
Professional fees	45,700	1,200	68,200	13,000
Share based compensation	-	-	-	-
TOTAL OPERATING EXPENSES	73,226	21,414	103,025	33,548
OTHER INCOME (EXPENSE)
Interest expenses	-	(5,693)	(5,647)	(11,397)
Debt Forgiveness	-	-	35,966	-
TOTAL OTHER EXPENSES	-	(5,704)	30,319	(11,397)
PROFIT LOSS FROM OPERATIONS	(73,226)	(27,107)	(72,706)	(44,945)
PROVISION FOR INCOME TAXES	-	-	-	-
NET PROFIT LOSS	$(73,226)	$(27,107)	$(72,706)	$(44,945)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-	-	-
COMPREHENSIVE PROFIT/ (LOSS)	(73,226)	(27,107)	(72,706)	(44,945)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,587,500	6,176,541	6,587,500	6,176,541

See accompanying notes to unaudited financial statements

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three months ended June 30, 2025 and 2024

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended June 30, 2024

Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)
Net loss	-	-	-	-	-	(27,107)	-	(27,107)
Balance, June 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(275,372)	$(188)	$(237,069)

For the three months ended June 30, 2025

Balance, March 31, 2025	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,302)	$(188)	$(268,999)
Share issued from Convertible Notes	-	-	500,000	500	-	-	-	500
Net loss	-	-	-	-	-	(73,226)	-	(73,226)
Balance, June 30, 2025	5,000,000	$50	7,087,500	$7,088	$31,853	$(380,528)	$(188)	$(341,725)

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,706)	$(44,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt forgiveness	-	-
Amortization expenses	12,502	12,503
Depreciation expenses	2,096	2,240
Amortization of discount on promissory note	-	1,863
Share based compensation	-	-
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	255
Interest payable on convertible promissory note	5,647	11,397
Increase (decrease) in accounts payable	(7,323)	5,687
NET CASH USED IN OPERATING ACTIVITIES	(59,784)	(11,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	59,784	11,000

NET CASH FROM FINANCING ACTIVITIES	59,784	11,000
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2025

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

The core business of the Company is the provision of funeral and memorial services, including cremation, burial arrangements, and the sale of related memorial products such as caskets and urns. The Company’s services also include the transportation of the deceased, memorial planning, and assistance with legal documentation and ceremonial arrangements.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through June 30, 2025. The Company currently has accumulated losses of $380,528 as of June 30, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2025, that are of significance or potential significance to the Company.

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

Promissory Note

	As of June 30, 2025
		Accrued
	Face value	Interest	Net payable
Promissory Note	$100,000	$15,745	$115,745
Total	$100,000	$15,745	$115,745

	As of December 31, 2024
		Accrued
	Face value	Interest	Net payable
Promissory Note	$100,000	$14,019	$114,019
Total	$100,000	$14,019	$114,019

Accrued Interest as of June 30, 2025, is $15,745 and December 31, 2024, is $14,019. Promissory note payable is $100,000 and $100,000 as of June 30, 2025, and December 31, 2024.

Total interest expenses of $0 and $3,481 for the three months ended June 30, 2025, and 2024.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of June 30, 2025, and December 31, 2024, are as follows

	June 30, 2025	December 31, 2024
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(13,006)	(10,910)
Property, plant and equipment, net	11,974	14,070

Total depreciation expenses for the six months ended June 30, 2025, and 2024, were $2,096 and $2,240, respectively.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(62,516)	(50,014)
Intangible assets, net	$12,504	$25,006

Total amortization expenses for the six months ended June 30, 2025, and 2024, were $12,502 and $12,503 respectively.

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

	As of June 30, 2025
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,000	$-	$132,000	$34,032
Total	$132,000	$-	$132,000	$34,032

	As of December 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$-	$132,500	$30,111
Total	$132,500	$-	$132,500	$30,111

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

On April 29, 2025, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of June 30, 2025, is $34,032 and December 31, 2024, is $30,111. The promissory note payable is $132,000 and $132,500 as of June 30, 2025, and December 31, 2024.

Total interest expenses of $3,921 and $7,917 for the six months ended June 30, 2025, and 2024.

Note 8 – RELATED PARTY TRANSACTIONS

On December 29, 2022, the Company entered a promissory Note with then a related party, Zeroblast Services Ltd. (Seller). The Promissory Note is entered into as an exchange for all business assets of the Seller at $100,000. The sum of $100,000 is due on or before December 29, 2024. This note bears interest at 7% per annum. As of June 30, 2025, and December 31, 2024, interest payable totaled $15,745 and $14,019, respectively.

Note 9 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

On March 7, 2025, Cheung Lam Hung, through his controlled entity Next Talent (HK) Limited, acquired 5,000,000 shares of the Company’s common stock by way of a private purchase transaction. Following this acquisition, Mr. Cheung Lam Hung, through Next Talent (HK) Limited, became the beneficial owner of approximately 75.90% of the Company’s issued and outstanding common shares.

As of June 30, 2025, and December 31, 2024, the company’s common shares issued and outstanding are 7,087,500 and 6,587,500 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of June 30, 2025, and December 31, 2024, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025, through the date when financial statements were issued and didn’t found any transactions to be reported.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2025, and 2024:

Revenue for three and six months ended June 30, 2025, and 2024

For the three and six months ended June 30, 2025, and 2024, we did not generate any revenue.

Operating expenses for the three and six months ended June 30, 2025, and 2024

Total operating expenses for the three months ended June 30, 2025, were $73,226 which included depreciation and amortization expenses of $7,299, general and administrative expenses of $20,227 professional fees of $45,700.

Total operating expenses for the three months ended June 30, 2024, were $21,414 which included depreciation and amortization expense of $7,371, general and administrative expenses of $2,043, and professional fees of $12,000.

Total operating expenses for the six months ended June 30, 2025, were $103,025 which included depreciation and amortization expenses of $14,598, general and administrative expenses of $20,227 professional fees of $68,200.

Total operating expenses for the six months ended June 30, 2024, were $33,548 which included amortization on convertible promissory note $1,863, depreciation and amortization expense of $14,743, general and administrative expenses of $3,942, and professional fees of $108,352.

Net Loss

The net loss for the six months ended June 30, 2025, and 2024 was $72,706 and $44,945 respectively.

The net loss increased for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, because there were inccreased professional fees.

Liquidity and Capital Resources

As of June 30, 2025 we had no cash, total liabilities were $366,703 and a working capital deficit of $380,528.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2025, net cash used in operating activities was $59,784, which consisted of a net loss of $72,706, depreciation and amortization expense of $14,598, interest payable of $5,647, accounts payable of $(7,323).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2025, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended June 30, 2025, net cash flow provided by financing activities was $59,784 which included the advances from related party of $59,784.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: August 22, 2025	By:	/s/ Cheung Lam Hung
Cheung Lam Hung,
President and
Chief Executive Officer and Chief Financial Officer

