Form 10-Q/A
period 2025-03-31
Crona Corp.
filed 2025-08-26
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,587,500 shares of Common Stock issued and outstanding as of May 13, 2025

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Crona Corp. (the “Company”) for the quarter ended March 31, 2025, originally filed with the Securities and Exchange Commission on May 31, 2025 (the “Original Filing”).

The purpose of this Amendment is to:

1.	Update the Standard Industrial Classification (SIC) code of the Company to 7261 – Funeral Service and Crematories.
2.	Provide enhanced clarification in the general description of the Company’s business activities for better understanding of its current operations.
3.	Revise disclosures related to stockholders’ equity to correct errors reported in the Original Filing regarding preferred stock and common stock balances:
○	Preferred stock, par value $0.00001; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024.
◾	Originally reported: 100
◾	Corrected: 50
○	Common stock, par value $0.001; 1,000,000,000 shares authorized, 11,587,500 shares and 6,587,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.
◾	Originally reported: 11,588
◾	Corrected: 6,588

Both preferred stock and common stock balances remain unchanged, and this Amendment corrects the misstatement from the Original Filing.

Except as set forth above, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update any other disclosures in the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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

CRONA CORP.
BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	18,755	25,006
Property, plant and equipment, net	13,022	14,070
Total Long-term Assets	31,777	39,076
Total Assets	$31,777	$39,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$-	$7,323
Interest payable	49,776	44,129
Related party advances	18,500	24,643
Convertible notes payable, net of discount	132,500	132,500
Total Current Liabilities	200,776	208,595
Promissory note, related party	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	300,776	308,595
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 6,587,500 shares and 6,587,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	6,588	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(307,302)	(307,822)
Total Stockholders’ Deficit	(268,999)	(269,519)
Total Liabilities and Stockholders’ Deficit	$31,777	$39,076

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	1,863
Depreciation and amortization expense	7,299	7,372
General and administrative expenses	-	1,899
Professional fees	22,500	1,000
Share based compensation	-	-
TOTAL OPERATING EXPENSES	29,799	12,134
OTHER INCOME (EXPENSE)
Interest expenses	(5,647)	(5,704)
Debt Forgiveness	35,966	-
TOTAL OTHER EXPENSES	30,319	(5,704)
PROFIT LOSS FROM OPERATIONS	520	(17,838)
PROVISION FOR INCOME TAXES	-	-
NET PROFIT LOSS	$520	$(17,838)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-
COMPREHENSIVE PROFIT/ (LOSS)	520	(17,838)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,587,500	6,587,500

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the three months ended March 31, 2025 and 2024

	Preferred Series A		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2024

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)
Net loss	-	-	-	-	-	(17,838)	-	(17,838)
Balance, March 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(248,265)	$(188)	$(209,962)

For the three months ended March 31, 2025

Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)
Net loss	-	-	-	-	-	520	-	520
Balance, March 31, 2025	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,302)	$(188)	$(268,999)

See accompanying notes to unaudited financial statements.

CRONA CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	$520	$(17,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt forgiveness	-	-
Amortization expenses	6,251	6,252
Depreciation expenses	1,048	1,120
Amortization of discount on promissory note	-	1,863
Share based compensation	-	-
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	255
Interest payable on convertible promissory note	5,647	5,704
Increase (decrease) in accounts payable	(7,323)	2,644
NET CASH USED IN OPERATING ACTIVITIES	6,143	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	(6,143)	-

NET CASH FROM FINANCING ACTIVITIES	(6,143)	-
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through March 31, 2025. The Company currently has accumulated losses of $307,302 as of March 31, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Total amortization expenses for the three months ended March 31, 2025, and 2024, were $6,251 and $6,252 respectively.

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

As of March 31, 2025, and December 31, 2024, the company’s common shares issued and outstanding are 6,587,500 and 6,587,500 respectively.

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

Operating expenses for the three months ended March 31, 2025, and 2024

Total operating expenses for the three months ended March 31, 2025, were $34,849 which included depreciation and amortization expenses of $7,299, professional fees of $22,500.

Total operating expenses for the three months ended March 31, 2024, were $12,134 which included amortization on convertible promissory note $1,863, depreciation and amortization expense of $7,372, general and administrative expenses of $1,899, and professional fees of $1,000.

Net Loss

The net profit/ (loss) for the three months ended March 31, 2025, and 2024 was $520 and $(17,838) respectively.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2025, net cash used in operating activities was $6,143, which consisted of a net profit of $520, depreciation and amortization expense of $7,299, interest payable of $5,647, accounts payable of $(7,323).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2025, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended March 31, 2025, net cash flow provided by financing activities was $6,143 which included the proceed from related party of $6,143.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.

Dated: August 26, 2025	By:	/s/ Cheung Lam Hung
Cheung Lam Hung,
President and
Chief Executive Officer and
Chief Financial Officer

