Form 10-Q
period 2025-09-30
Crona Corp.
filed 2026-03-16
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,087,600 shares of Common Stock issued and outstanding as of November 11, 2025

PART I – FINANCIAL INFORMATION

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

CRONA CORP.

BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	6,253	25,006
Property, plant and equipment, net	10,926	14,070
Total Long-term Assets	17,179	39,076
Total Assets	$17,179	$39,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$-	$7,323
Interest payable	41,974	44,129
Related party advances	102,903	24,643
Convertible notes payable, net of discount	132,000	132,500
Total Current Liabilities	276,877	208,595
Promissory note, related party	-	100,000
Total Long-Term Liabilities	-	100,000
Total Liabilities	276,877	308,595
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 7,087,600 shares and 6,587,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	7,088	6,588
Additional paid in capital	31,853	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(298,501)	(307,822)
Total Stockholders’ Deficit	(259,698)	(269,519)
Total Liabilities and Stockholders’ Deficit	$17,179	$39,076

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	-	-	1,863
Depreciation and amortization expense	7,299	7,372	21,897	22,115
General and administrative expenses	5,551	1,429	25,778	5,371
Professional fees	12,925	1,613	81,125	14,613
Share based compensation	-	-	-	-
TOTAL OPERATING EXPENSES	25,775	10,414	128,800	43,962
OTHER INCOME (EXPENSE)
Interest expenses	(7,942)	(5,737)	(13,589)	(17,134)
Debt Forgiveness	115,744	-	151,710	-
TOTAL OTHER EXPENSES	107,802	(5,737)	138,121	(17,134)
PROFIT LOSS FROM OPERATIONS	82,027	(16,151)	9,321	(61,096)
PROVISION FOR INCOME TAXES	-	-	-	-
NET PROFIT LOSS	$82,027	$(16,151)	$9,321	$(61,096)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-	-	-
COMPREHENSIVE PROFIT/ (LOSS)	82,027	(16,151)	9,321	(61,096)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,087,600	6,176,541	7,087,600	6,176,541

See accompanying notes to unaudited financial statements

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the three months ended September 30, 2025 and 2024

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended September 30, 2024

Balance, June 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(275,372)	$(188)	$(237,069)
Net loss	-	-	-	-	-	(16,151)	-	(16,151)
Balance, September 30, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(291,523)	$(188)	$(253,220)

For the three months ended September 30, 2025

Balance, June 30, 2025	5,000,000	$50	7,087,500	$7,088	$31,853	$(380,528)	$(188)	$(341,725)
Share issued from Restriction Issuance	-	-	100	-	-	-	-	-
Net profit	-	-	-	-	-	82,027	-	82,027
Balance, September 30, 2025	5,000,000	$50	7,087,600	$7,088	$31,853	$(298,501)	$(188)	$(259,698)

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	$9,321	$(61,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Debt forgiveness	(151,710)	-
Amortization expenses	18,753	18,755
Depreciation expenses	3,144	3,360
Amortization of discount on promissory note	-	1,863
Interest Expenses	13,589	-
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	255
Interest payable on convertible promissory note	(2,155)	17,134
Increase (decrease) in accounts payable	(7,323)	2,950
NET CASH USED IN OPERATING ACTIVITIES	(116,381)	(16,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	116,381	16,779

NET CASH FROM FINANCING ACTIVITIES	116,381	16,779
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through September 30, 2025. The Company currently has accumulated losses of $298,501 as of September 30, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2025, that are of significance or potential significance to the Company.

Note 4 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of September 30, 2025, and December 31, 2024, are as follows

	September 30, 2025	December 31, 2024
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(14,054)	(10,910)
Property, plant and equipment, net	10,926	14,070

Total depreciation expenses for the nine months ended September 30, 2025, and 2024, were $3,144 and $3,360, respectively.

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(68,767)	(50,014)
Intangible assets, net	$6,253	$25,006

Total amortization expenses for the nine months ended September 30, 2025, and 2024, were $18,753 and $18,755 respectively.

Note 6 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note are $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.10.

	As of September 30, 2025
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,000	$-	$132,000	$41,974
Total	$132,000	$-	$132,000	$41,974

	As of December 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$-	$132,500	$30,111
Total	$132,500	$-	$132,500	$30,111

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

On April 29, 2025, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of September 30, 2025, is $41,974 and December 31, 2024, is $30,111. The promissory note payable is $ 132,000 and $132,500 as of September 30, 2025, and December 31, 2024.

Total interest expenses of $11,863 and $11,914 for the nine months ended September 30, 2025, and 2024.

Note 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, the Company’s director, Cheung Lam Hung, advanced a total of $102,903 to the Company to cover operating expenses.

The amount is non-interest bearing, unsecured, and repayable on demand.

As of September 30, 2025, the balance due to the director was $102,903

Note 8 – STOCKHOLDERS’ EQUITY

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

On July 29, 2025, the Company issued 100 shares of common stock to Chen Miao as a restricted issuance, with the approval of Cheung Lam Hung.

As of September 30, 2025, and December 31, 2024, the company’s common shares issued and outstanding are 7,087,600 and 6,587,500 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of September 30, 2025, and December 31, 2024, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025, through the date when financial statements were issued and didn’t found any transactions to be reported.

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

RESULTS OF OPERATION

Results of Operations for the three and nine months ended September 30, 2025, and 2024:

Revenue for three and nine months ended September 30, 2025, and 2024

For the three and nine months ended September 30, 2025, and 2024, we did not generate any revenue.

Operating expenses for the three and nine months ended September 30, 2025, and 2024

Total operating expenses for the three months ended September 30, 2025, were $25,775 which included depreciation and amortization expenses of $7,299, general and administrative expenses of $5,551 professional fees of $12,925.

Total operating expenses for the three months ended September 30, 2024, were $10,414 which included depreciation and amortization expense of $7,372, general and administrative expenses of $1,429, and professional fees of $1,613.

Total operating expenses for the nine months ended September 30, 2025, were $128,800 which included depreciation and amortization expenses of $21,897, general and administrative expenses of $25,778 professional fees of $81,125.

Total operating expenses for the nine months ended September 30, 2024, were $43,962 which included amortization on convertible promissory note $1,863, depreciation and amortization expense of $22,115, general and administrative expenses of $5,371, and professional fees of $14,613.

Net Profit/ (Loss)

The net profit/ (loss) for the nine months ended September 30, 2025, and 2024 was $9,321 and ($61,096) respectively.

The net profit incurred for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, because there is total debt forgiveness $151,170 approved by new company management.

Liquidity and Capital Resources

As of September 30, 2025 we had no cash, total liabilities were $276,877 and a working capital deficit of $298,501.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2025, net cash used in operating activities was $116,381, which consisted of a net profit of $9,321, depreciation and amortization expense of $21,897, interest payable of $13,589, accounts payable of $(7,323).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended September 30, 2025, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended September 30, 2025, net cash flow provided by financing activities was $116,381 which included the advances from related party of $116,381.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

CRONA CORP.

Dated: March 13, 2026	By:	/s/ Cheung Lam Hung
Cheung Lam Hung,
President and
Chief Executive Officer and Chief Financial Officer

