Form 10-K
period 2025-12-31
Crona Corp.
filed 2026-09-23
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,587,600 shares of Common Stock issued and outstanding as of December 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements of Crona Corp. (“the Company”, “we”, “us” or “our”), have been prepared with audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company.

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Crona Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crona Corp as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company has an accumulated deficit of $(417,380) and a negative working capital of $(67,941) The Company is dependent on obtaining additional working capital funding from the existing shareholders or external fund providers to meet the Company’s obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Debt Forgiveness

As discussed in Note 9 to the financial statement The company Director Lam Hung Cheung provided a non-interest-bearing loan and advances towards the settlement of the amount payables to the vendors. On April 25, 2025 the company Director agreed to completely relieve the Company from repayment of the debt of $35,966. Also, during the year the former Director forgave the principal and accrued interest on promissory notes due to Zeroblast Services Limited of $115,744.

Based on the substance of the transactions and the relationship of the creditors to the Company, the Company accounted for the $151,710 debt forgiveness as an in-substance capital contribution and recorded the amount in additional paid-in capital.

We identified the evaluation of accounting and disclosure for the debt forgiveness as a critical audit matter because the matters required especially challenging and subjective auditors’ judgement.

The procedures performed includes:

•	We obtained and inspected the board resolution approving the debt forgiveness and evaluated whether it supported management conclusion.

•	We evaluated management assessment of whether the creditor was a related party and the related party criteria applicable to management and parties able to significantly influence the company.

•	We evaluated management accounting for the debt forgiveness including whether the transaction was appropriately recognized as a gain or as an in-substance capital transaction

•	We evaluated the adequacy of the company disclosure in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

August 27, 2026

CRONA CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(Audited)	(Audited)

ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	-	25,006
Property, plant and equipment, net	9,879	14,070
Total Long-term Assets	9,879	39,076
Total Assets	$9,879	$39,076
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$929	$7,323
Interest payable	45,664	44,129
Related party advances	58,153	24,643
Convertible notes payable, net of discount	122,500	132,500
Total Current Liabilities	227,246	208,595
Promissory note, related party	-	100,000
Total Long-Term Liabilities	-	100,000
Total Liabilities	227,246	308,595
Commitments and contingencies (Note 6)
Stockholders’ Deficit
Preferred stock, par value $0.00001 5,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	50	50
Common stock, par value $0.001; 1,000,000,000 shares authorized, 16,587,600 shares and 6,587,500 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	16,588	6,588
Additional paid in capital	183,563	31,853
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(417,380)	(307,822)
Total Stockholders’ Deficit	(217,367)	(269,519)
Total Liabilities and Stockholders’ Deficit	$9,879	$39,076

See accompanying notes to audited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS

	(Audited)	(Audited)
	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	1,863
Depreciation and amortization expense	29,197	29,487
General and administrative expenses	27,707	7,562
Professional fees	35,375	15,612
Share based compensation	-	-
TOTAL OPERATING EXPENSES	92,279	54,524
OTHER INCOME (EXPENSE)
Interest expenses	(17,279)	(22,871)
TOTAL OTHER EXPENSES	(17,279)	(22,871)
LOSS FROM OPERATIONS	(109,558)	(77,395)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(109,558)	$(77,395)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-
COMPREHENSIVE LOSS	(109,558)	(77,395)
NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	16,587,600	6,587,500

See accompanying notes to audited financial statements

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For The Year Ended December 31, 2025 and 2024

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the year ended December 31, 2024

Balance, December 31, 2023	5,000,000	$50	6,587,500	$6,588	$31,853	$(230,427)	$(188)	$(192,124)
Net loss	-	-	-	-	-	(77,395)	-	(77,395)
Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)

For the year ended December 31, 2025

Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)
Share issued from Restriction Issuance	-	-	10,000,100	10,000	-	-	-	10,000
Debt forgiveness contributed to capital	-	-	-	-	151,710	-	-	151,710
Net loss	-	-	-	-	-	(109,558)	-	(109,558)
Balance, December 31, 2025	5,000,000	$50	16,587,600	$16,588	$183,563	$(417,380)	$(188)	$(217,367)

See accompanying notes to audited financial statements.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the year ended December 31, 2024
	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,558)	$(77,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expenses	25,006	25,007
Depreciation expenses	4,191	4,480
Amortization of discount on promissory note	-	1,863
Interest Expenses	17,279	-
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	255
Interest payable on convertible promissory note	1,535	22,871
Increase (decrease) in accounts payable	(6,394)	2,779
NET CASH USED IN OPERATING ACTIVITIES	(67,941)	(20,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	67,941	20,140

NET CASH FROM FINANCING ACTIVITIES	67,941	20,140
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to audited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through December 31, 2025. The Company currently has an accumulated deficit of $417,380 as of December 31, 2025, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended December 31, 2025, that are of significance or potential significance to the Company.

Note 4 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of December 31, 2025, and December 31, 2024, are as follows

	December 31, 2025	December 31, 2024
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(15,101)	(10,910)
Property, plant and equipment, net	9,879	14,070

Total depreciation expenses for the year ended December 31, 2025, and 2024, were $4,191 and $4,480, respectively.

Note 5 – INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2025, and December 31, 2024, are as follows:

	December 31, 2025	December 31, 2024
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(75,020)	(50,014)
Intangible assets, net	$-	$25,006

Total amortization expenses for the year ended December 31, 2025, and 2024, were $25,006 and $25,007 respectively.

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

	As of December 31, 2025
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$122,500	$-	$122,500	$45,664
Total	$122,500	$-	$122,500	$45,664

	As of December 31, 2024
	Face value	Discount on Promissory Note	Net payable	Accrued Interest
Convertible Promissory Note	$132,500	$-	$132,500	$30,111
Total	$132,500	$-	$132,500	$30,111

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

On April 29, 2025, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

Accrued Interest as of December 31, 2025, is $45,664 and December 31, 2024, is $44,129. The promissory note payable is $ 122,500 and $132,500 as of December 31, 2025 and 2024.

Total interest expenses of $17,279 and $22,871 for the year ended December 31, 2025, and 2024.

Note 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2025, the Company’s director, Cheung Lam Hung, advanced a total of $58,153 to the Company to cover operating expenses.

The amount is non-interest bearing, unsecured, and repayable on demand.

As of December 31, 2025, the balance due to the director was $58,153.

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

During 2025, the Company recognized $151,710 of related-party debt forgiveness as an in-substance capital contribution and recorded the amount in additional paid-in capital. As of December 31, 2025, additional paid-in capital was $183,563.

As of December 31, 2025 and 2024, the company’s common shares issued and outstanding are 16,587,600 and 6,587,500 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of December 31, 2025, and 2024, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 9 – RELATED PARTY TRANSACTIONS AND DEBT FORGIVENESS

During the year ended December 31, 2025, Cheung Lam Hung, the Company’s director and controlling shareholder, provided non-interest-bearing advances to the Company for operating expenses. On April 25, 2025, Mr. Cheung agreed to forgive $35,966 of amounts owed by the Company. In addition, during 2025, the principal and accrued interest on promissory notes payable to Zeroblast Services Limited were fully discharged. The aggregate carrying amount of the related-party obligations forgiven during 2025 was $151,710. Based on the substance of the transactions and the relationship of the creditors to the Company, the Company accounted for the $151,710 debt forgiveness as an in-substance capital contribution and recorded the amount in additional paid-in capital rather than other income. No cash consideration was paid by the Company in connection with the forgiveness.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025, through the date when financial statements were issued and did not identify any subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statement notice

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this annual report and in our financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles.

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

RESULTS OF OPERATION

Results of Operations for the year ended December 31, 2025, and 2024:

Revenue for the year ended December 31, 2025, and 2024

For the year ended December 31, 2025, and 2024, we did not generate any revenue.

Operating expenses for the year ended December 31, 2025, and 2024

Total operating expenses for the year ended December 31, 2025, were $92,279 which included depreciation and amortization expense of $29,197, general and administrative expenses of $27,707, and professional fees of $35,375.

Total operating expenses for the year ended December 31, 2024, were $43,962 which included amortization on convertible promissory note $1,863, depreciation and amortization expense of $29,487, general and administrative expenses of $7,562, and professional fees of $15,612.

Net Loss

The net loss for the year ended December 31, 2025 and 2024 was $109,558 and $77,395, respectively.

The increase in net loss for 2025 reflects the Company’s operating and interest expenses. During 2025, $151,710 of related-party debt forgiveness was accounted for as an in-substance capital contribution and recorded in additional paid-in capital rather than as income.

Liquidity and Capital Resources

As of December 31, 2025 we had no cash, total liabilities were $227,246 and a working capital deficit of $227,246.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured. Our independent registered public accounting firm, in their reports on our financial statements for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. These circumstances could complicate our ability to raise additional capital. Our financial statements do not include any adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended December 31, 2025, net cash used in operating activities was $67,941. The reconciliation began with a net loss of $109,558 and included non-cash depreciation and amortization of $29,197, interest expense adjustments, and changes in operating liabilities. The $151,710 related-party debt forgiveness was recorded directly in additional paid-in capital and did not affect cash flows.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended December 31, 2025, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended December 31, 2025, net cash flow provided by financing activities was $67,941 which included the advances from related party of $67,941.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRONA CORP.

Dated: September 23, 2026	By:	/s/ Cheung Lam Hung
Cheung Lam Hung,
President and
Chief Executive Officer and Chief Financial Officer

