Form 10-Q
period 2026-03-31
Crona Corp.
filed 2026-11-10
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-56610

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,587,600 shares of Common Stock issued and outstanding as of March 31, 2026

PART I – FINANCIAL INFORMATION

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

CRONA CORP.

BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-
Long-term Assets
Intangible assets, net	-	-
Property, plant and equipment, net	8,831	9,879
Total Long-term Assets	8,831	9,879
Total Assets	$8,831	$9,879
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$929	$929
Interest payable	49,289	45,664
Related party advances – amount due to director	60,047	58,153
Convertible notes payable, net of discount	122,500	122,500
Total Current Liabilities	232,765	227,246
Other long-term liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	232,765	227,246
Commitments and contingencies (Note 9)
Stockholders’ Deficit
Preferred stock, par value $0.00001; 5,000,000 shares issued and outstanding as of 2026 and 2025	50	50
Common stock, par value $0.001; 16,587,600 shares issued and outstanding as of 2026 and 2025	16,588	16,588
Additional paid in capital	183,563	183,563
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(423,947)	(417,380)
Total Stockholders’ Deficit	(223,934)	(217,367)
Total Liabilities and Stockholders’ Deficit	$8,831	$9,879

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
REVENUES	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	-
Depreciation and amortization expense	1,048	7,299
General and administrative expenses	894	-
Professional fees	1,000	22,500
Share based compensation	-	-
TOTAL OPERATING EXPENSES	2,942	29,799
OTHER INCOME (EXPENSE)
Interest expenses	(3,625)	(5,647)
Debt Forgiveness	-	35,966
TOTAL OTHER EXPENSES	(3,625)	30,319
PROFIT LOSS FROM OPERATIONS	(6,567)	520
PROVISION FOR INCOME TAXES	-	-
NET PROFIT LOSS	$(6,567)	$520
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-
COMPREHENSIVE (LOSS)/ PROFIT	(6,567)	520
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	16,587,600	6,587,500

See accompanying notes to unaudited financial statements.

CRONA CORP.

                                                  STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2025

Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)
Net loss	-	-	-	-	-	520	-	520
Balance, March 31, 2025	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,302)	$(188)	$(268,999)

For the three months ended March 31, 2026

Balance, December 31, 2025	5,000,000	$50	16,587,600	$16,588	$183,563	$(417,380)	$(188)	$(217,367)
Net loss	-	-	-	-	-	(6,567)	-	(6,567)
Balance, March 31, 2026	5,000,000	$50	16,587,600	$16,588	$183,563	$(423,947)	$(188)	$(223,934)

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit/ (loss)	$(6,567)	$520
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	1,048	1,048
Amortization expenses	-	6,251
Debt forgiveness – Non Cash	-	(35,966)
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	-	-
Interest payable on convertible promissory note	3,625	5,647
Increase in director-funded payables (noncash)	1,894	(7,323)
NET CASH USED IN OPERATING ACTIVITIES	-	(29,823)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	29,823

NET CASH FROM FINANCING ACTIVITIES	-	29,823
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through March 31, 2026. The Company currently has accumulated losses of $423,947 as of March 31, 2026, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share under ASC 260. Basic earnings (loss) per share uses weighted-average common shares outstanding. The Company has an outstanding convertible promissory note as described in Note 7. Potential common shares arising from conversion are excluded from diluted earnings (loss) per share for loss periods to the extent their inclusion would be anti-dilutive. The conversion rights and number of potential common shares require confirmation against the executed note and any amendments.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026, that are of significance or potential significance to the Company.

Note 4 – ASSET AQUISITION

On December 29, 2022, the Company entered into an Asset Purchase Agreement with Zeroblast Services Ltd., then a related party, to acquire certain equipment and intangible assets. The historical acquisition allocation was $24,980 for equipment and $75,020 for intangible assets. The carrying values of these assets are reflected in the accompanying balance sheets and the related property, plant and equipment and intangible asset notes.

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of March 31, 2026, and December 31, 2025, are as follows

	March 31, 2026	December 31, 2025
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(16,149)	(15,101)
Property, plant and equipment, net	8,831	9,879

Depreciation expense was $1,048 for the three months ended March 31, 2026.

Note 6 – INTANGIBLE ASSETS

	March 31, 2026	December 31, 2025
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(75,020)	(75,020)
Intangible assets, net	-	-

No intangible amortization expense was recorded for the three months ended March 31, 2026.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note are $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.001

The convertible-note balance declined from $132,500 at December 31, 2024 to $122,500 at December 31, 2025. The 2025 general ledger records a $500 reduction associated with common stock issued to Wei Fan and a $9,500 reduction on December 31, 2025 associated with restricted common stock reflected in transfer agent records. The original February 2023 note matured in February 2024. As of March 31, 2026, the principal balance remained $122,500. Management has indicated that the creditor has not demanded immediate repayment. The Company continues to recognize the outstanding principal and accrued interest. The absence of a demand does not itself establish an extension or waiver of the contractual maturity date.

	March 31, 2026	December 31, 2025
Convertible promissory note, net	$122,500	$122,500
Accrued interest payable	49,289	45,664
Total note and accrued interest	171,789	168,164

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

The March 31, 2026 balance sheet records accrued interest payable of $49,289 and convertible notes payable of $122,500; these balances were $45,664 and $122,500 at December 31, 2025, respectively.

Interest expense for the three months ended March 31, 2026 was $3,625.

Related Party Advances – Amount Due to Director

As of March 31, 2026, amounts due to the director were $60,047, compared with $58,153 as of December 31, 2025. The increase of $1,894 relates to expenses paid by the director on behalf of the Company. These balances are included in related party advances in the accompanying balance sheets. The advances are interest-free and have no fixed repayment schedule or maturity date. They are provided by the director to support the Company’s ongoing operations.

Note 8 – STOCKHOLDERS’ EQUITY

Common Shares

The Company has 1,000,000,000, $0.001 par value shares of common stock authorized.

On March 7, 2025, Cheung Lam Hung, through Next Talent (HK) Limited, acquired 5,000,000 common shares in a private purchase transaction. This was a transfer between shareholders rather than a new issuance by the Company. The ownership percentage in the earlier report is not a current ownership representation.

As of March 31, 2026, and December 31, 2025, the company’s common shares issued and outstanding are 16,587,600 and 16,587,600 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of March 31, 2026, and December 31, 2025, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 10 – SUBSEQUENT EVENTS

No other subsequent events requiring recognition or disclosure were identified based on the information provided.

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

RESULTS OF OPERATION

Total operating expenses for the three months ended March 31, 2026 were $2,942, comprising depreciation of $1,048, general and administrative expenses of $894, and professional fees of $1,000.

Total operating expenses for the three months ended March 31, 2025 were $29,799 as shown in the comparative statement of operations.

Net Loss

Net loss for the three months ended March 31, 2026 was $6,566, compared with net income of $520 in the corresponding period of 2025.

Liquidity and Capital Resources

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash from operating activities was nil for the three months ended March 31, 2026; operating costs were paid directly by the director and accrued as related-party advances.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended March 31, 2026, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash from financing activities was nil for the three months ended March 31, 2026. Director-funded expenditures were noncash.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONA CORP.

Dated: November 10, 2026	By:	/s/ Cheung Lam Hung
Cheung Lam Hung,
President and
Chief Executive Officer and
Chief Financial Officer

