Form 10-Q
period 2026-06-30
Crona Corp.
filed 2026-11-10
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,587,600 shares of Common Stock issued and outstanding as of June 30, 2026

PART I – FINANCIAL INFORMATION

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

CRONA CORP.

BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Prepaid expenses	$6,875	$-
Total Current Assets	6,875	-
Long-term Assets
Intangible assets, net	-	-
Property, plant and equipment, net	7,784	9,879
Total Long-term Assets	7,784	9,879
Total Assets	$14,659	$9,879
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$929	$929
Interest payable	52,954	45,664
Related party advances – amount due to director	73,941	58,153
Convertible notes payable, net of discount	122,500	122,500
Total Current Liabilities	250,324	227,246
Other long-term liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	250,324	227,246
Commitments and contingencies (Note 10)
Stockholders’ Deficit
Preferred stock, par value $0.00001; 5,000,000 shares issued and outstanding as of 2026 and 2025	50	50
Common stock, par value $0.001; 16,587,600 shares issued and outstanding as of 2026 and 2025	16,588	16,588
Additional paid in capital	183,563	183,563
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(435,678)	(417,380)
Total Stockholders’ Deficit	(235,665)	(217,367)
Total Liabilities and Stockholders’ Deficit	$14,659	$9,879

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	-	-	-
Depreciation and amortization expense	1,047	7,299	2,095	14,598
General and administrative expenses	1,519	20,227	2,413	20,227
Professional fees	5,500	45,700	6,500	68,200
Share based compensation	-	-	-	-
TOTAL OPERATING EXPENSES	8,066	73,226	11,008	103,025
OTHER INCOME (EXPENSE)
Interest expenses	(3,665)	-	(7,290)	(5,647)
Debt Forgiveness	-	-	-	35,966
TOTAL OTHER EXPENSES	(3,665)	-	(7,290)	30,319
LOSS FROM OPERATIONS	(11,731)	(73,226)	(18,298)	(72,706)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(11,731)	$(73,226)	$(18,298)	$(72,706)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-	-	-
COMPREHENSIVE LOSS	(11,731)	(73,226)	(18,298)	(72,706)
NET PROFIT LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	16,587,600	6,933,654	16,587,600	6,761,533

See accompanying notes to unaudited financial statements

CRONA CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

For the six months ended June 30, 2026 and 2025

	Preferred stock	Common	Common	Additional paid-in	Accumulated	Other comprehensive	Total stockholders’
Description	(shares / $)	shares	stock ($)	capital ($)	deficit ($)	loss ($)	deficit ($)
Balance, Dec. 31, 2024	5,000,000 / 50	6,587,500	6,588	31,853	(307,822)	(188)	(269,519)
Shares issued from convertible notes	— / —	500,000	500	—	—	—	500
Net loss, six months	— / —	—	—	—	(72,706)	—	(72,706)
Balance, June 30, 2025	5,000,000 / 50	7,087,500	7,088	31,853	(380,528)	(188)	(341,725)

Balance, Dec. 31, 2025	5,000,000 / 50	16,587,600	16,588	183,563	(417,380)	(188)	(217,367)
Net loss, six months	— / —	—	—	—	(18,298)	—	(18,298)
Balance, June 30, 2026	5,000,000 / 50	16,587,600	16,588	183,563	(435,678)	(188)	(235,665)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

For the three months ended June 30, 2026 and 2025

Description	Preferred stock (shares / $)	Common shares	Common stock ($)	Additional paid-in capital ($)	Accumulated deficit ($)	Other comprehensive loss ($)	Total stockholders’ deficit ($)
Balance, Mar. 31, 2025	5,000,000 / 50	6,587,500	6,588	31,853	(307,302)	(188)	(268,999)
Shares issued from convertible notes	— / —	500,000	500	—	—	—	500
Net loss, Q2 2025	— / —	—	—	—	(73,226)	—	(73,226)
Balance, June 30, 2025	5,000,000 / 50	7,087,500	7,088	31,853	(380,528)	(188)	(341,725)

Balance, Mar. 31, 2026	5,000,000 / 50	16,587,600	16,588	183,563	(423,947)	(188)	(223,934)
Net loss, Q2 2026	— / —	—	—	—	(11,731)	—	(11,731)
Balance, June 30, 2026	5,000,000 / 50	16,587,600	16,588	183,563	(435,678)	(188)	(235,665)

See accompanying notes to unaudited financial statements.

CRONA CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,298)	$(72,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	2,095	2,096
Amortization expenses	-	12,502
Debt forgiveness – Non Cash	-	(35,966)
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	(6,875)	-
Interest payable on convertible promissory note	7,290	5,647
Increase in director-funded payables (noncash)	15,788	(7,323)
NET CASH USED IN OPERATING ACTIVITIES	-	(95,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	95,750

NET CASH FROM FINANCING ACTIVITIES	-	95,750
NET INCREASE (DECREASE) IN CASH	-	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company generated no revenue through June 30, 2026. The Company currently has accumulated losses of $435,678 as of June 30, 2026, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2026, that are of significance or potential significance to the Company.

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

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of June 30, 2026, and December 31, 2025, are as follows

	June 30, 2026	December 31, 2025
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(17,196)	(15,101)
Property, plant and equipment, net	7,784	9,879

Depreciation expense was $2,095 for the six months ended June 30, 2026.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2026, and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(75,020)	(75,020)
Intangible assets, net	-	-

No intangible amortization expense was recorded for the six months ended June 30, 2026.

Note 7 – CONVERTIBLE PROMISSORY NOTE

On February 09, 2023, the Company issued a convertible promissory note (the “February 2023 Note”) at a face value of $133,000 to a third party at an interest rate of 12% per annum. Net proceeds received against the promissory note are $116,000 with a discount of $17,000. Maturity date of the note is 12 months from the date of issue with a conversion price of $0.001.

The convertible-note balance declined from $132,500 at December 31, 2024 to $122,500 at December 31, 2025. The 2025 general ledger records a $500 reduction associated with common stock issued to Wei Fan and a $9,500 reduction on December 31, 2025 associated with restricted common stock reflected in transfer agent records. The original February 2023 note matured in February 2024. As of June 30, 2026, the principal balance remained $122,500. Management has indicated that the creditor has not demanded immediate repayment. The Company continues to recognize the outstanding principal and accrued interest. The absence of a demand does not itself establish an extension or waiver of the contractual maturity date.

	June 30, 2026	December 31, 2025
Convertible promissory note, net	$122,500	$122,500
Accrued interest payable	52,954	45,664
Total note and accrued interest	175,454	168,164

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

On April 29, 2025, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

The June 30, 2026 balance sheet records accrued interest payable of $52,954 and convertible notes payable of $122,500; these balances were $45,664 and $122,500 at December 31, 2025, respectively.

Interest expense for the six months ended June 30, 2026 was $7,290.

Note 8 – RELATED PARTY TRANSACTIONS

The Company had amounts due to its director of $73,941 as of June 30, 2026 and $58,153 as of December 31, 2025. The increase reflects expenses and prepaid services paid directly by the director on behalf of the Company. These balances are presented as related party advances in the accompanying balance sheets.

The amount due to the director increased by $15,788 during the six months ended June 30, 2026, based on the reported opening and closing balances. The balances relate to payments made directly by the director on behalf of the Company. The advances are interest-free and have no fixed repayment schedule or maturity date. They are provided by the director to support the Company’s ongoing operations.

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

 As of June 30, 2026, and December 31, 2025, the company’s common shares issued and outstanding are 16,587,600 and 16,587,600 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of June 30, 2026, and December 31, 2025, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

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

On January 7, 2025, the Board of Directors of Crona Corp. (the “Company”) appointed Cheung Lam Hung to fill a vacancy on the Board of Directors with a term expiring at the Company’s next Annual Meeting of Stockholders. Also on the same date the Board of Directors appointed Cheung Lam Hung as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

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

RESULTS OF OPERATION

Results of Operations for the three and six months ended June 30, 2026, and 2025:

Revenue for three and six months ended June 30, 2026, and 2025

For the three and six months ended June 30, 2026, and 2025, we did not generate any revenue.

Operating expenses for the three and six months ended June 30, 2026, and 2025

Total operating expenses for the three months ended June 30, 2026 were $8,066, including depreciation of $1,047, general and administrative expenses of $1,519, and professional fees of $5,500.

Total operating expenses for the three months ended June 30, 2025 were $73,226 according to the comparative statement of operations.

Total operating expenses for the six months ended June 30, 2026 were $11,008, including depreciation of $2,095, general and administrative expenses of $2,413, and professional fees of $6,500.

Total operating expenses for the six months ended June 30, 2025 were $103,025 according to the comparative statement of operations.

Net Loss

Net loss for the six months ended June 30, 2026 was $18,298, compared with $72,706 in 2025.

Net loss decreased in the six months ended June 30, 2026 compared with the corresponding 2025 period, mainly reflecting lower operating expenses.

Liquidity and Capital Resources

As of June 30, 2026, cash was nil, total liabilities were $250,324, and working capital deficit was $243,449.

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

The accompanying consolidating financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash from operating activities was nil for the six months ended June 30, 2026; operating costs were paid directly by the director and accrued as related-party advances.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2026, we generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash from financing activities was nil for the six months ended June 30, 2026. Director-funded expenditures were noncash.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

