Form 10-Q
period 2026-09-30
Crona Corp.
filed 2026-11-13
CIK 1696411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest date verified in the Company’s records: 16,587,600 shares of common stock issued and outstanding as of September 30, 2026.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Crona Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, including adjustments for the reported September 29, 2026 acquisition considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CRONA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$250	$-
Prepaid expenses	$5,000	$-
Total Current Assets	5,250	-
Long-term Assets
Intangible assets, net	-	-
Property, plant and equipment, net	6,736	9,879
Total Long-term Assets	6,736	9,879
Total Assets	$11,986	$9,879
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued professional fees	$16,193	$929
Interest payable	56,659	45,664
Related party advances – amount due to director	81,608	58,153
Convertible notes payable, net of discount	122,500	122,500
Total Current Liabilities	276,960	227,246
Other long-term liabilities	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	276,960	227,246
Commitments and contingencies (Note 10)
Stockholders’ Deficit
Preferred stock, par value $0.00001; 5,000,000 shares issued and outstanding as of 2026 and 2025	50	50
Common stock, par value $0.001; 16,587,600 shares issued and outstanding as of 2026 and 2025	16,588	16,588
Additional paid in capital	183,563	183,563
Accumulated other comprehensive loss	(188)	(188)
Accumulated deficit	(464,987)	(417,380)
Total Stockholders’ Deficit	(264,974)	(217,367)
Total Liabilities and Stockholders’ Deficit	$11,986	$9,879

See accompanying notes to unaudited financial statements.

CRONA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
OPERATING EXPENSES
Amortization on convertible promissory note	-	-	-	-
Depreciation and amortization expense	1,048	7,299	3,143	21,897
General and administrative expenses	2,769	5,551	5,181	25,778
Professional and acquisition-related expenses	21,787	12,925	28,288	81,125
Share based compensation	-	-	-	-
TOTAL OPERATING EXPENSES	25,604	25,775	36,612	128,800
OTHER INCOME (EXPENSE)
Interest expenses	(3,705)	(7,942)	(10,995)	(13,589)
Debt Forgiveness	-	115,744	-	151,710
TOTAL OTHE INCOME (EXPENSES)	(3,705)	107,802	(10,995)	138,121
INCOME (LOSS) BEFORE INCOME TAXES	(29,309)	82,027	(47,607)	9,321
PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(29,309)	$82,027	$(47,607)	$9,321
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	-	-	-	-
COMPREHENSIVE INCOME (LOSS)	(29,309)	82,027	(47,607)	9,321
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.002)	$0.012	$(0.003)	$0.001
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	16,587,600	7,087,600	16,587,600	7,087,600

See accompanying notes to unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended September 30, 2026 and 2025

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
For the nine months ended September 30, 2025

Balance, December 31, 2024	5,000,000	$50	6,587,500	$6,588	$31,853	$(307,822)	$(188)	$(269,519)
Share issued from Convertible Notes	-	-	500,100	500	-	-	-	500
Net income for the nine months						9,321		9,321
Balance, September 30, 2025	5,000,000	50	7,087,600	7,088	31,853	$(298,501)	(188)	$(259,698)

For the nine months ended September 30, 2026
Balance, December 31, 2025	5,000,000	$50	16,587,600	$16,588	$183,563	$(417,380)	$(188)	$(217,367)
Net loss for the nine months	-	-	-	-	-	(47,607)	-	(47,607)
Balance, September 30, 2026	5,000,000	$50	16,587,600	$16,588	$183,563	$(464,987)	$(188)	$(264,974)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2026 and 2025

					Additional		Other	Total
	Preferred Series A		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
For the three months ended September 30, 2025

Balance June 30, 2025	5,000,000	$50	7,087,600	$7,088	$31,853	$(380,528)	$(188)	$(341,725)
Share issued from Convertible Notes	-	-	-	-	-	-	-	-
Net income for the three months	-	-	-		-	82,027	-	82,027
Balance, September 30, 2025	5,000,000	50	7,087,600	7,088	31,853	$(298,501)	(188)	$(259,698)

For the three months ended September 30, 2026
Balance June 30, 2026	5,000,000	$50	16,587,600	$16,588	$183,563	$(435,678)	$(188)	$(235,665)
Net loss for the three months	-	-	-	-	-	(29,309)	-	(29,309)
Balance, September 30, 2026	5,000,000	$50	16,587,600	$16,588	$183,563	$(464,987)	$(188)	$(264,974)

See accompanying notes to unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/ income	$(47,607)	$9,321
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expenses	3,143	3,144
Noncash acquisition-related charge	1,515	–
Amortization expenses	-	18,753
Debt forgiveness – Non Cash	-	(151,710)
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid expenses	(5,000)	-
Interest payable on convertible promissory note	10,995	(2,155)
Increase in operating payables and director-funded expenses	36,954	6,266
NET CASH USED IN OPERATING ACTIVITIES	-	(116,381)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon acquisition of EC Journey	250	–
NET CASH PROVIDED BY INVESTING ACTIVITIES	250	–
CASH FLOWS FROM FINANCING ACTIVITIES		116,381
Advances from related parties
NET CASH FROM FINANCING ACTIVITIES	-	116,381
NET INCREASE IN CASH (including cash acquired)	250	-
Effects of currency translation on cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$250	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

Crona Corp.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Historically, the Company has pursued the funeral and memorial services sector. On September 29, 2026, the Company acquired EC Journey Sdn. Bhd., a Malaysian company. Following the acquisition, EC Journey has commenced software development activities intended to establish an additional revenue stream for Crona Corp. The development initiative is at an early stage and had not generated recognized revenue as of September 30, 2026.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate the continuation of the Company as a going concern.

The Company generated no revenue through September 30, 2026, and acquired EC Journey Sdn. Bhd. on September 29, 2026. The Company currently has accumulated losses of $464,987 as of September 30, 2026, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim reporting. The Company’s fiscal year-end is December 31. The financial statements include the accounts of Crona Corp. and its wholly owned subsidiary, EC Journey Sdn. Bhd., from September 29, 2026, the reported acquisition date. Intercompany balances and transactions are eliminated upon consolidation. The accounting for the acquisition remains final and is subject to final determination of the appropriate acquisition model and fair values.

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

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements for the three and nine months ended September 30, 2026 and has not identified any material effects on the accompanying interim financial statements based on the information available.

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

Note 5 – PROPERTY PLANT & EQUIPMENT

The Company’s Property plant and equipment as of September 30, 2026, and December 31, 2025, are as follows

	September 30, 2026	December 31, 2025
Property, plant and equipment, gross	$24,980	$24,980
Less: Depreciation	(18,244)	(15,101)
Property, plant and equipment, net	6,736	9,879

Depreciation expense was $3,143 for the nine months ended September 30, 2026.

Note 6 – INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2026, and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Intangible assets, gross	$75,020	$75,020
Less: Amortization	(75,020)	(75,020)
Intangible assets, net	-	-

No intangible amortization expense was recorded for the nine months ended September 30, 2026.

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

The convertible-note balance declined from $132,500 at December 31, 2024 to $122,500 at December 31, 2025. The 2025 general ledger records a $500 reduction associated with common stock issued to Wei Fan and a $9,500 reduction on December 31, 2025 associated with restricted common stock reflected in transfer agent records. The original February 2023 note matured in February 2024. As of September 30, 2026, the principal balance remained $122,500. Management has indicated that the creditor has not demanded immediate repayment. The Company continues to recognize the outstanding principal and accrued interest. The absence of a demand does not itself establish an extension or waiver of the contractual maturity date.

	September 30, 2026	December 31, 2025
Convertible promissory note, net	$122,500	$122,500
Accrued interest payable	56,659	45,664
Total note and accrued interest	179,159	168,164

On October 27, 2023, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

On April 29, 2025, 500,000 shares of common stock were issued at a rate of $0.001 to settle the promissory note value of $500.

The September 30, 2026 balance sheet records accrued interest payable of $56,659 and convertible notes payable of $122,500; these balances were $45,664 and $122,500 at December 31, 2025, respectively.

Interest expense for the nine months ended September 30, 2026 was approximately $10,995.

Note 8 – RELATED PARTY TRANSACTIONS

The Company had amounts due to its director of $81,608 as of September 30, 2026 and $58,153 as of December 31, 2025. The increase reflects expenses and prepaid services paid directly by the director on behalf of the Company. These balances are presented as related party advances in the accompanying balance sheets. The advances are interest-free and have no fixed repayment schedule or maturity date.

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

As of September 30, 2026, and December 31, 2025, the company’s common shares issued and outstanding are 16,587,600 and 16,587,600 respectively.

Preferred Shares

The Company has 5,000,000, $0.00001 par value of preferred stock authorized.

As of September 30, 2026, and December 31, 2025, the company’s preferred shares issued and outstanding are 5,000,000 and 5,000,000 respectively.

Note 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable. No amounts have been accrued in the financial statements with respect to any matters.

Note 11 – ACQUISITION OF EC JOURNEY SDN. BHD.

On September 29, 2026, Crona Corp. acquired all two issued ordinary shares of EC Journey Sdn. Bhd., a Malaysian company, for nominal consideration of RM2. The former owner also agreed to assign to Crona Corp., without additional consideration, a RM8,515 receivable from EC Journey. The corresponding intercompany payable and receivable have been eliminated in these condensed consolidated statements. At September 30, 2026, EC Journey held RM999 in cash and RM7,056 of external payables. Using the management-provided translation rate of RM4 per US dollar, these equal approximately $250 and $1,764, respectively. Following the acquisition, EC Journey commenced developing software intended to create an additional revenue stream for Crona Corp. No software revenue was recognized through September 30, 2026. The timing and amount of any future revenue remain uncertain.

Note 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after September 30, 2026, through the date of issuance of these financial statements. Management has determined that there were no additional material events requiring recognition or disclosure in the accompanying financial statements.

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

On February 3, 2023, the Company filed Articles of Continuance with the Secretary of State for the state of Wyoming. Accordingly, the Company transferred its state of formation from Nevada to Wyoming and became a Wyoming entity. In conjunction with this change of domicile, the Company increased the number of common shares that it is authorized to issue to 1,000,000,000 shares, par value $0.001 per share.

On February 7, 2023, the Company filed a Certificate of Dissolution with the Secretary of State for the State of Nevada, effectively dissolving the Company’s existence in Nevada. The effective date for the Nevada dissolution is March 17, 2023.

On January 7, 2025, the Board of Directors of Crona Corp. (the “Company”) appointed Cheung Lam Hung to fill a vacancy on the Board of Directors with a term expiring at the Company's next Annual Meeting of Stockholders also on the same date the Board of Directors appointed Cheung Lam Hung as its President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary.

General description of our activity

Historically, the Company pursued a business strategy in the funeral and memorial services industry following a management change in June 2023. On September 29, 2026, the Company acquired EC Journey Sdn. Bhd. as part of its efforts to develop new business opportunities, including software development.

The Company had not generated revenue through September 30, 2026. EC Journey has commenced developing software intended to support future revenue generation for the consolidated group. The development work remains at an early stage, and there is no assurance regarding the timing or amount of future revenue.

The Company has historically evaluated opportunities in funeral and memorial products. Following the acquisition of EC Journey, management is also pursuing a software-development initiative as a potential new revenue stream. As of September 30, 2026, no software revenue had been recognized.

The Company’s historical target market included funeral homes, funeral suppliers and distributors. The acquired subsidiary is developing software that management intends to commercialize as an additional source of revenue. Product scope, customer arrangements and commercial launch timing remain under development.

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

FACILITIES

Our current office is located at 422 Richards Street, Unit 170, Vancouver, BC V6B 2Z4. Our telephone number is (888) 998-9449.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of September 30, 2026, the Company had no employees. Our sole officer and director, Cheung Lam Hung currently devotes approximately 20 hours per week to company matters. After receiving funding, Cheung Lam Hung plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will assess the need for full time management and administrative support personnel.

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

The Company is not an emerging growth company, as defined under Section 2(a)(19) of the Securities Act of 1933, as amended. Accordingly, the Company is subject to the applicable reporting and disclosure requirements under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2026 and 2025:

Revenue for the three and nine months ended September 30, 2026 and 2025

The Company did not generate revenue for the three or nine months ended September 30, 2026. Following its September 29, 2026 acquisition, EC Journey commenced software development activities intended to establish an additional revenue stream. No revenue from these activities was recognized in the period.

Operating expenses for the three and nine months ended September 30, 2026, and 2025

Total operating expenses for the three months ended September 30, 2026 were approximately $25,604, including the acquisition-related charge of $1,515. The principal expenses were professional and audit fees, general and administrative expenses, and depreciation.

Total operating expenses for the three months ended September 30, 2025 were $25,775, based on the comparative statement of operations.

Total operating expenses for the nine months ended September 30, 2026 were approximately $36,612, including the acquisition-related charge.

Total operating expenses for the nine months ended September 30, 2025 were $128,800, based on the comparative statement of operations.

Net Loss

Net loss for the nine months ended September 30, 2026 was approximately $47,607, compared with net income of $9,321 for the corresponding 2025 period.

The change from net income in the prior-year period to a net loss in the current year reflects professional expenses, financing costs and the effect of the acquisition of EC Journey.

Liquidity and Capital Resources

As of September 30, 2026, the condensed consolidated cash balance was approximately $250, reflecting cash acquired with EC Journey. Consolidated liabilities were approximately $276,960 and the consolidated stockholders’ deficit was approximately $264,974.

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

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash from operating activities was nil for the nine months ended September 30, 2026, based on the condensed consolidated cash flow reconciliation. Expenses were largely accrued or funded directly by the director, and the acquisition-related charge was noncash.

CASH FLOWS FROM INVESTING ACTIVITIES

The acquisition of EC Journey added approximately $250 of cash to the consolidated group; this amount is presented as cash acquired in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash from financing activities was nil for the nine months ended September 30, 2026. Direct payments of company expenses by the director are noncash transactions.

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

An evaluation was conducted under supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

